Form 10-Q
period 1996-04-30
NATIONAL HOME CENTERS INC
filed 1996-06-13
CIK 899630

=========================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________


                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        /X/      For the quarterly period ended April 30, 1996.


                                       OR

        / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from              to

                        Commission file number:  0-21448


                          NATIONAL HOME CENTERS, INC.
             (Exact name of registrant as specified in its charter)


         ARKANSAS                                71-0403343
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


                               HIGHWAY 265 NORTH
                           SPRINGDALE, ARKANSAS 72765
          (Address of principal executive offices, including zip code)



                                 (501) 756-1700
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes X     No      .
                                              ----     -----



     As of June 7, 1996 National Home Centers, Inc. has 7,142,251 shares of $0.01 par value Common Stock outstanding.


===============================================================================

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   APRIL 30,     JANUARY 31,
                                                     1996           1996
                                                  (Unaudited)        (1)
ASSETS

- - ---------------------------------------------------------------------------
Current Assets:
      Cash                                        $   131,217       130,051
      Accounts Receivable                          14,474,652    11,511,501
      Income Tax Refunds Receivable                 1,337,353     1,110,326
      Inventories                                  33,289,598    31,327,877
      Other                                         1,577,241     1,554,135
- - ---------------------------------------------------------------------------

         Total Current Assets                      50,810,061    45,633,890
- - ---------------------------------------------------------------------------

Property, Plant and Equipment                      50,474,685    50,254,178
Less Accumulated Depreciation                      11,290,048    10,555,500
- - ---------------------------------------------------------------------------

         Net Property, Plant and Equipment         39,184,637    39,698,678
- - ---------------------------------------------------------------------------

Other Assets, Net of Amortization                   1,697,483     1,428,149
- - ---------------------------------------------------------------------------

                                                  $91,692,181    86,760,717
- - ---------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ---------------------------------------------------------------------------
Current Liabilities:
      Current Installments of Long-Term Debt      $ 7,674,849     8,373,612
      Trade Accounts Payable                       17,544,389    15,842,415
      Accrued Expenses and Other                    3,432,614     2,959,016
- - ---------------------------------------------------------------------------

         Total Current Liabilities                 28,651,852    27,175,043
- - ---------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments     34,723,255    30,807,723
Deferred Income Taxes                                 502,939       510,248
Stockholders' Equity                               27,814,135    28,267,703
- - ---------------------------------------------------------------------------

                                                  $91,692,181    86,760,717
- - ---------------------------------------------------------------------------


(1) January 31, 1996 balances are condensed from the audited consolidated balance sheet.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

             NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
- - --------------------------------------------------------------------

                                              THREE MONTHS ENDED
                                                   APRIL 30,
- - --------------------------------------------------------------------
(Unaudited)                                  1996          1995
- - --------------------------------------------------------------------
NET SALES                                  $42,523,492   $36,220,069
COST OF SALES                               32,214,030    26,970,161
- - --------------------------------------------------------------------

            GROSS PROFIT                    10,309,462     9,249,908
- - --------------------------------------------------------------------

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES:
- - --------------------------------------------------------------------
        Salaries and Benefits                6,435,699     5,729,812
        Rent                                   596,354       641,654
        Depreciation and Amortization          810,348       663,120
        Other                                2,359,178     2,247,201
- - --------------------------------------------------------------------
        TOTAL SELLING, GENERAL AND
          ADMINISTRATIVE EXPENSES           10,201,579     9,281,787
- - --------------------------------------------------------------------

                OPERATING INCOME (LOSS)        107,883       (31,879)
Interest Expense, Net of Amounts Capitalized   827,833       608,878
- - --------------------------------------------------------------------

           Loss Before Income Taxes           (719,950)     (640,757)
Income Taxes                                  (266,382)     (256,303)
- - --------------------------------------------------------------------

            NET LOSS                       $  (453,568)  $  (384,454)
- - --------------------------------------------------------------------

LOSS PER SHARE                                  $(0.06)       $(0.05)
- - --------------------------------------------------------------------

Weighted Average Number of
   Common Shares Outstanding                 7,142,251     7,142,251
- - --------------------------------------------------------------------


   SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
- - ------------------------------------------------------------------

                                             THREE MONTHS ENDED
                                                  APRIL 30,
- - ------------------------------------------------------------------
(Unaudited)                                   1996         1995
- - ------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                                 $  (453,568)    (384,454)
 Adjustments to Reconcile Net Loss to
  Net Cash
  Provided by (Used in) Operating
   Activities:
    Depreciation and Amortization             810,348      663,120
    Gain on Disposal of Property, Plant       (22,556)      (7,352)
     and Equipment
    Deferred Income Tax Expense (Benefit)     (39,356)       2,509
    Changes in Assets and Liabilities:
      Accounts Receivable                  (2,963,151)    (207,533)
      Inventories                          (1,961,721)  (1,599,502)
      Other Current Assets                   (218,086)     (61,093)
      Accounts Payable                      1,701,974    4,972,846
      Other Current Liabilities               473,598       25,189
- - ------------------------------------------------------------------

  Net Cash Provided by (Used in)           (2,672,518)   3,403,730
   Operating Activities
- - ------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to Property, Plant and            (245,021)  (5,120,074)
  Equipment
 Proceeds from Sale of Property, Plant         28,250       13,550
  and Equipment
 Increase in Other Assets                    (326,314)    (267,653)
- - ------------------------------------------------------------------

  Net Cash Used in Investing Activities      (543,085)  (5,374,177)
- - ------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from Long-Term Debt               4,921,714    2,617,047
 Repayments of Long-Term Debt              (1,704,945)    (643,216)
- - ------------------------------------------------------------------

  Net Cash Provided by Financing            3,216,769    1,973,831
   Activities
- - ------------------------------------------------------------------
NET INCREASE IN CASH                            1,166        3,384
Cash at Beginning of Period                   130,051      176,795
- - ------------------------------------------------------------------

Cash at End of Period                     $   131,217      180,179
- - ------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
 Interest Paid (Net of Amounts            $   663,203      598,011
  Capitalized)
- - ------------------------------------------------------------------


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                 APRIL 30, 1996


1.  Basis of Presentation
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 1996, are not necessarily indicative of the results to be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April 29, 1996.

                               --------------------------

2.   Income Taxes
     ------------

     Income taxes for the three months ended April 30, 1996 and 1995, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of state income taxes.



ITEM 2
- - ------


              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------


                                    GENERAL
                                    -------


National Home Centers, Inc. is a full line retailer of home improvement products and building materials. The Company believes it is unique in its ability to serve both retail consumers and professional contractors by operating large home center superstores in tandem with complete building supply operations.


Quarterly results of operations may fluctuate significantly depending on the timing of new store openings and related preopening expenses. New store openings are likely to have a relatively greater impact on operating results due to the Company's small base of existing stores. New stores have shown to be unprofitable during their first few years of operation. Additionally, because the Company amortizes store opening costs over the twelve-month period following the date of opening, such openings can be expected to affect operating results. No new stores were opened in the first quarter of fiscal 1996.

Over the last year, the Company has experienced increased competition in its markets from other national and/or regional chains who are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. The increased competition may continually and adversely affect the Company's earnings. There can be no assurance that other larger national or regional chains will not enter the Company's present or planned markets which could possibly have an adverse effect on the Company. The Company has become aware of planned openings of at least one store in Little Rock, Arkansas by The Home Depot, Inc. and by Lowes, Inc., in both Conway and Russellville, Arkansas. These stores are expected to open in the fall of 1996 and could adversely effect the Company's sales levels in these markets.




                             RESULTS OF OPERATIONS
                             ---------------------


Three Months Ended April 30, 1996 and 1995
- - ------------------------------------------

Net sales for the first quarter of fiscal 1996 were up 17.4% to $42.5 million, compared to $36.2 million for the first quarter of fiscal 1995. Comparable store sales in the first quarter of fiscal 1996 were up 3.3% over the same period of fiscal 1995. Increased competition has affected sales volume and pricing.


Gross profit as a percentage of net sales for the first quarter of fiscal 1996 decreased to 24.2 % from 25.5% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.


Selling, general and administrative expenses decreased to 24.0% of net sales for the first quarter of fiscal 1996 compared to 25.6% of net sales for the same period last year. A strong emphasis was placed on cutting expenses, which have been higher than normal due to the opening of four new superstores over the past three years.


Net interest expense as a percentage of net sales was 1.9% for the quarter ended April 30, 1996, compared to 1.7% for the same period last year, primarily due to increased borrowings and increased interest rates. There was no interest capitalized in the first quarter of 1996 compared to approximately $55,000 interest capitalized in the first quarter of 1995.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company's working capital at April 30, 1996 increased to $22.2 million from $18.5 million at January 31, 1996, due to increases in accounts receivable and inventories.


The Company's primary capital needs are to finance inventories, accounts receivable and store expansion. During the three months ended April 30, 1996, operating activities used net cash of $2.7 million. Primary sources of cash from operating activities included approximately $ .4 million from net earnings and depreciation and approximately $1.7 million from increases in accounts payable. The primary uses of cash were approximately $3.0 million to finance increases in accounts receivable and $2.0 to finance increases in inventory.

Net cash used in investing activities for the first three months of fiscal 1996 was approximately $0.5 million, principally due to purchases of equipment. Net cash provided by financing activities during the first three months of fiscal 1996 totaled approximately $3.2 million, primarily from long-term borrowings.


At April 30, 1996, the Company owed a bank $26.4 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or (b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 60% of eligible accounts receivable and inventory, respectively. Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to maintain certain ratios, meet minimum levels of tangible net worth, and limits amounts of capital expenditures. As of April 30, 1996, the Company had approximately $2.2 million of additional available borrowing capacity under the revolving credit agreement. The Company was in violation of one of these financial covenants at April 30, 1996, however the bank has agreed to waive compliance with respect to such default.


The Company has financed construction of the Rogers, Arkansas home center superstore through the revolving line of credit. Subsequent to April 30, 1996, the Company has received a commitment from a lender for a $5 million real estate loan with a three year term. If this financing is obtained, the advance rates on inventory under the revolving credit agreement will return to the normal rate of 55%.


The Company has also received a commitment, subsequent to quarter ended April 30, 1996, for a three year renewal term on the construction note for the Fayetteville, Arkansas home center. This note has been classified as current in the balance sheet dated April 30, 1996, and upon receiving an executed agreement, this loan will be classified as long term.


In May 1996, the Company purchased certain assets of a competitor whose facilities were destroyed by a tornado in Fort Smith, Arkansas. The Company has also purchased a non-competition agreement with the competitor. The total net purchase price of the acquisition is estimated to be approximately $1.5 million.

                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.
                Not applicable.


Item 2.   Changes in Securities.
                Not applicable.


Item 3.   Defaults Upon Senior Securities.
                Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.
                Not applicable.


Item 5.   Other Information.
                Not applicable.


Item 6. Exhibits and Reports on Form 8K.

(a) Exhibits
               Description of     Sequentially
Exhibits No.        Exhibit       Numbered Page
- - -----------    ---------------  ----------------

10.1            First                 10-12
                Amendment to
                Loan and
                Security
                Agreement with
                BankAmerica
                Business
                Credit, Inc.

 27.1           Financial Data        13-14
                Schedule

(b)  Reports on Form 8-K.
     Not applicable.
- - --------------------------------------------------------------------------------


                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                              NATIONAL HOME CENTERS, INC.


Date:  June 7, 1996           /s/ Dwain A. Newman
                              --------------------------------
                                Dwain A. Newman
                                Chief Executive Officer and
                                Chairman



Date:  June 7, 1996           /s/ Brent A. Hanby

                              --------------------------------
                                Brent A. Hanby
                                Executive Vice President and
                                Chief Financial Officer