Form 10-Q
period 1996-07-31
NATIONAL HOME CENTERS INC
filed 1996-09-13
CIK 899630

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  July 31, 1996.


                                       OR

         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
                                              ---------     ----------


     As of September 9, 1996 National Home Centers, Inc. has 7,142,251 shares of $0.01 par value Common Stock outstanding.

===============================================================================

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS


                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

==========================================================================
                                            JULY 31,           JANUARY 31,
                                              1996                 1996
ASSETS                                     (Unaudited)              (1)
- --------------------------------------------------------------------------
Current Assets:

   Cash                                       $   132,345          130,051
   Accounts Receivable                         14,880,481       11,511,501
   Income Tax Refunds Receivable                   74,780        1,110,326
   Inventories                                 33,510,182       31,327,877
   Other                                        1,399,114        1,554,135
- --------------------------------------------------------------------------

      Total Current Assets                     49,996,902       45,633,890
- --------------------------------------------------------------------------

Property, Plant and Equipment                  50,736,451       50,254,178
Less Accumulated Depreciation                  11,930,279       10,555,500
- --------------------------------------------------------------------------

      Net Property, Plant and Equipment        38,806,172       39,698,678
- --------------------------------------------------------------------------

Other Assets, Net of Amortization               2,024,112        1,428,149

- --------------------------------------------------------------------------

                                              $90,827,186       86,760,717
==========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term
      Debt                                    $ 6,623,418        8,373,612
   Trade Accounts Payable                      17,035,287       15,842,415
   Accrued Expenses and Other                   3,645,956        2,959,016
- --------------------------------------------------------------------------

      Total Current Liabilities                27,304,661       27,175,043
- --------------------------------------------------------------------------

Long-Term Debt, Excluding Current
   Installments                                34,929,685       30,807,723
Deferred Income Taxes                             546,312          510,248
Stockholders' Equity                           28,046,528       28,267,703
- --------------------------------------------------------------------------

                                              $90,827,186       86,760,717
==========================================================================

 (1) January 31, 1996 balances are condensed from the audited consolidated balance sheet.


 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================
                                  THREE MONTHS ENDED        SIX MONTHS ENDED
                                       JULY 31,                  JULY 31,
                             ---------------------------------------------------
(Unaudited)                         1996      1995          1996        1995
- --------------------------------------------------------------------------------
NET SALES                     $51,986,866  41,539,527    94,510,358  77,759,596
COST OF SALES                  39,303,228  31,061,174    71,517,258  58,031,335
- --------------------------------------------------------------------------------

     GROSS PROFIT              12,683,638   10,478,353   22,993,100  19,728,261
- --------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits      7,300,449    6,096,781   13,736,148  11,826,593
     Rent                         596,449      589,345    1,192,803   1,230,998
     Depreciation and
      Amortization                834,481      677,340    1,644,829   1,340,460
     Other                      2,671,527    2,243,527    5,030,705   4,490,729
- --------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE
       EXPENSES                11,402,906    9,606,993   21,604,485  18,888,780
- --------------------------------------------------------------------------------

         OPERATING INCOME       1,280,732      871,360    1,388,615     839,481
Interest Expense, Net of
 Amounts Capitalized              893,410      654,665    1,721,243   1,263,543
- --------------------------------------------------------------------------------

    Earnings (Loss) Before
     Income Taxes                 387,322      21,6695     (332,628)   (424,062)
Income Taxes                      154,929       86,678     (111,453)   (169,625)
- --------------------------------------------------------------------------------

     NET EARNINGS (LOSS)      $   232,393      130,017     (221,175)   (254,437)
================================================================================

EARNINGS (LOSS) PER SHARE     $      0.03         0.02        (0.03)      (0.04)
================================================================================

Weighted Average Number of
  Common Shares Outstanding     7,142,251    7,142,251    7,142,251   7,142,251
================================================================================


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
===============================================================

                                              SIX MONTHS ENDED
                                                  JULY 31,
                                            -----------------------
(Unaudited)                                    1996         1995
- -------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                $  (221,175)    (254,437)
   Adjustments to Reconcile Net Loss to
    Net Cash Provided by (Used in)
    Operating Activities:
        Depreciation and Amortization        1,644,829    1,340,460
        Gain on Disposal of Property,
          Plant and Equipment                  (88,016)     (23,611)
        Deferred Income Tax Benefit            (42,866)     (17,729)
        Changes in Assets and
         Liabilities:
           Accounts Receivable              (3,368,980)  (1,110,873)
           Inventories                      (2,182,305)   2,440,113
           Other Current Assets              1,269,497      (56,836)
           Accounts Payable                  1,192,872    4,364,054
           Other Current Liabilities           686,940     (196,966)
- -------------------------------------------------------------------

             Net Cash Provided by (Used
               in) Operating Activities     (1,109,204)   6,484,175
- -------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and
     Equipment                                (668,308)  (9,689,961)
   Proceeds from Sale of Property,
     Plant and Equipment                       138,400       32,823
   Increase in Other Assets                   (321,576)    (228,207)
- -------------------------------------------------------------------

             Net Cash Used in Investing
               Activities                     (851,484)  (9,885,345)
- -------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt              5,942,787    4,683,944
   Repayments of Long-Term Debt             (3,979,805)  (1,322,654)
- -------------------------------------------------------------------

             Net Cash Provided by
               Financing Activities          1,962,982    3,361,290
- -------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                  2,294      (39,880)
Cash at Beginning of Period                    130,051      176,795
- -------------------------------------------------------------------

Cash at End of Period                      $   132,345      136,915
===================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest Paid (Net of Amounts
     Capitalized)                          $ 1,559,194    1,231,893
    Acquisition of Other Assets for
      Notes Payable                            408,786         -
===================================================================



 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                 JULY 31, 1996


1.  Basis of Presentation
    ---------------------

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended July 31, 1996, are not necessarily indicative of the results to be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K
                                            --------------------------
    filed with the Commission on April 29, 1996.


2.   Income Taxes
     ------------

     Income taxes for the three months and six months ended July 31, 1996 and 1995, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of state income taxes.


ITEM 2
- ------


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


Quarterly results of operations may fluctuate significantly depending on the timing of new store openings and related preopening expenses. New store openings are likely to have a relatively greater impact on operating results due to the Company's small base of existing stores. New stores have shown to be unprofitable during their first few years of operation. Additionally, because the Company amortizes store opening costs over the twelve-month period following the date of opening, such openings can be expected to affect operating results. No new stores were opened in the first six months of fiscal 1996.

Over the last year, the Company has experienced increased competition in its markets from other national and/or regional chains who are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. The increased competition may continually and adversely affect the Company's earnings. There can be no assurance that other larger national or regional chains will not enter the Company's present or planned markets which could possibly have an adverse effect on the Company. The Company has become aware of planned openings of at least one store in Little Rock, Arkansas by The Home Depot, Inc. and by Lowes Companies, Inc., in both Conway and Russellville, Arkansas. These stores are expected to open in the fall of 1996 and could adversely effect the Company's sales levels in these markets.




                             RESULTS OF OPERATIONS
                             ---------------------


Three Months Ended July 31, 1996 and 1995
- -----------------------------------------

Net sales for the second quarter of fiscal 1996 were up 25.2% to $52.0 million, compared to $41.5 million for the second quarter of fiscal 1995. Comparable store sales in the second quarter of fiscal 1996 were up 10.4% over the same period of fiscal 1995. Increased competition has affected sales volume and pricing.


Gross profit as a percentage of net sales for the second quarter of fiscal 1996 decreased to 24.4 % from 25.2% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.


Selling, general and administrative expenses decreased to 21.9% of net sales for the first quarter of fiscal 1996 compared to 23.1% of net sales for the same period last year. An emphasis was placed on reducing expenses, which have been higher than normal due to the opening of four new superstores over the past three years.

Net interest expense as a percentage of net sales was 1.7% for the quarter ended July 31, 1996, compared to 1.6% for the same period last year, primarily due to increased borrowings and higher interest rates. There was no interest capitalized in the second quarter of 1996 compared to approximately $106,000 in the second quarter of 1995.


Six Months Ended July 31, 1996 and 1995
- ---------------------------------------

Net sales for the six months ended July 31, 1996 were up 21.5% to $94.5 million, compared to $77.8 million for the same period of fiscal 1995. Comparable store sales for the six months ended July 31, 1996 were up 7.1% over the same period of fiscal 1995. Increased competition has affected sales volume and pricing.


Gross profit as a percentage of net sales for the first six months of fiscal 1996 decreased to 24.3% from 25.4% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.


Selling, general and administrative expenses decreased to 22.9% of net sales for the first six months of fiscal 1996 compared to 24.3% of net sales for the same period last year. An emphasis was placed on reducing expenses, which have been higher than normal due to the opening of four new superstores over the past three years.

Net interest expense as a percentage of net sales was 1.8% for the six months ended July 31, 1996, compared to 1.6% for the same period last year, primarily due to increased borrowings and higher interest rates. There was no interest capitalized in the first six months of fiscal 1996 compared to approximately $169,000 in the second quarter of 1995.



                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------


The Company's working capital at July 31, 1996 increased to $22.7 million from $18.5 million at January 31, 1996. This increase is primarily due to increases in accounts receivable and inventories, which were partially offset by an increase in accounts payable, as well as a decrease in current installments of long-term debt principally due to the refinancing and related reclassification of a real estate construction note in the second quarter.


The Company's primary capital needs are to finance inventories, accounts receivable and store expansion. During the six months ended July 31, 1996, operating activities used net cash of $1.1 million. Primary sources of cash from operating activities included $1.4 million from net earnings and depreciation, $1.2 million from increases in accounts payable and $1.3 million from decreases in other current assets resulting primarily from the collection of income taxes receivable. The primary uses of cash were $3.4 million to finance increases in accounts receivable and $2.2 to finance increases in inventory.


Net cash used in investing activities for the first six months of fiscal 1996 was $0.9 million, principally due to purchases of equipment. Net cash provided by financing activities during the first six months of fiscal 1996 totaled $2.0 million, due to net long-term borrowings.


At July 31, 1996, the Company owed a bank $26.5 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or (b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 60% of eligible accounts receivable and inventory, respectively. Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to maintain certain ratios, meet minimum levels of tangible net worth, and limits amounts of capital expenditures. The Company was in violation of one of these financial covenants at July 31, 1996, however the lender has agreed to waive compliance with respect to such default. As of July 31, 1996, the Company had approximately $2.7 million of additional available borrowing capacity under the revolving credit agreement.


The Company has financed construction of the Rogers, Arkansas home center superstore through the revolving line of credit. The Company has received a commitment from a lender for a $5 million real estate loan with a three year term. If this financing is obtained, the advance rate on inventory under the revolving credit agreement will return to the normal rate of 55%.


The Company has also obtained a three year renewal term on the construction note for the Fayetteville, Arkansas home center. The note was classified as a current maturity at January 31, 1996 but has been classified as long-term at July 31, 1996.

The auditor of the State of Arkansas has submitted proposed findings to the Company resulting from an audit pursuant to the Arkansas Unclaimed Property Act (the "Act"). The proposed findings, if upheld, would require the Company to pay $92,724 to the State for unclaimed property which is more than seven (7) years old and reserve an additional liability for $250,610 for such items which are not yet seven (7) years old. The applicable statutes of limitations set forth in Arkansas law have run with respect to each of those choses in action. Recently, an Order was entered by the Honorable Annabelle Clinton Imber on August 20, 1996, in the case of Baptist Health, et al v. Gus Wingfield, et al,
                                ---------------------------------------------
Pulaski Chancery No. 95-5627, regarding the Act. According to the decision by Judge Imber, Ark. Code Ann. 18-28-216 is unconstitutional and it is the Company's position that the Act cannot be relied upon by the Auditor of the State of Arkansas to collect from the Company on claims for which the applicable statute of limitations has run. If any litigation is brought by the State of Arkansas, the Company intends to defend the claim vigorously. The Company currently has no reserve for the proposed assessment.

                          PART II - OTHER INFORMATION



Item 1.   Legal Proceedings.
              Not applicable.


Item 2.   Changes in Securities.
              Not applicable.


Item 3.   Defaults Upon Senior Securities.
              Not applicable.


Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on June 6, 1996. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 7,465,958 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 7,158,744 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:


          Election of Directors:
          ----------------------
                  Name                        For          Authority Withheld
                  ----                        ---          ------------------
             Larry C. Chumley                7,127,793            30,951
             Richard D. Denison              7,129,343            29,401
             Danny R. Funderburg             7,126,293            32,451
             Brent A. Hanby                  7,105,293            53,451
             Roger A. Holman                 7,127,793            30,951
             Dwain A. Newman                 7,128,793            29,951
             David W. Truetzel               7,128,793            29,951

          Amend the 1993 Long-Term Tandem and Stock Incentive Plan:
          ---------------------------------------------------------
                   For            Against        Abstain/Non-Vote
                   ---            -------        ----------------
               6,998,441           50,561             109,742


          No other matters to be voted upon were brought before the meeting.


Item 5.   Other Information.
              Not applicable.


Item 6. Exhibits and Reports on Form 8K.


(a)     Exhibits          Description of     Sequentially
        Exhibits No.          Exhibit       Numbered Page
        ------------      ---------------  ----------------
            27            Financial Data         11-12
                          Schedule

(b)     Reports on Form 8-K.
              Not applicable.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                    NATIONAL HOME CENTERS, INC.


Date:  September 9, 1996            /s/ Dwain A. Newman
                                    -------------------------------------
                                    Dwain A. Newman
                                    Chief Executive Officer and
                                    Chairman



Date:  September 9, 1996            /s/ Brent A. Hanby
                                    -------------------------------------
                                    Brent A. Hanby
                                    Executive Vice President and
                                    Chief Financial Officer