Form 10-Q
period 1996-10-31
NATIONAL HOME CENTERS INC
filed 1996-12-16
CIK 899630

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended October 31, 1996.

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
                                              -------     -----

   As of December 13, 1996 National Home Centers, Inc. has 7,142,251 shares of $0.01 par value Common Stock outstanding.


===============================================================================

                        PART I - FINANCIAL INFORMATION
                         ITEM 1 - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                OCTOBER 31,       JANUARY 31,
                                                   1996               1996
ASSETS                                          (Unaudited)           (1)
                                               -------------     ------------
Current Assets:
  Cash                                          $   132,028       $   130,051
  Accounts Receivable                            14,804,128        11,511,501
  Income Tax Refunds Receivable                     313,505         1,110,326
  Inventories                                    33,480,211        31,327,877
  Other                                           1,320,705         1,554,135
                                                -----------       -----------
     Total Current Assets                        50,050,577        45,633,890
                                                -----------       -----------
Property, Plant and Equipment                    51,262,253        50,254,178
Less Accumulated Depreciation                    12,692,251        10,555,500
                                                -----------       -----------
   Net Property, Plant and Equipment             38,570,002        39,698,678
                                                -----------       -----------
Other Assets, Net of Amortization                 2,206,966         1,428,149
                                                -----------       -----------
                                                $90,827,545       $86,760,717
                                                ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Current Installments of Long-Term Debt        $ 7,144,790       $ 8,373,612
  Trade Accounts Payable                         15,307,050        15,842,415
  Accrued Expenses and Other                      3,004,776         2,959,016
                                                -----------       -----------
     Total Current Liabilities                   25,456,616        27,175,043
                                                -----------       -----------
Long-Term Debt, Excluding Current Installments   37,163,213        30,807,723
Deferred Income Taxes                               555,197           510,248
Stockholders' Equity                             27,652,519        28,267,703
                                                -----------       -----------
                                                $90,827,545       $86,760,717
                                                ===========       ===========

-----------
(1) January 31, 1996 balances are condensed from the audited consolidated balance sheet.

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                         OCTOBER 31,                              OCTOBER 31,
                                               ------------------------------          ------------------------------
(Unaudited)                                         1996             1995                  1996              1995
                                               -------------     ------------          -------------     ------------
Net Sales                                       $47,040,920       $41,021,127           $141,551,278      $118,780,723
Cost of Sales                                    35,721,533        30,808,311            107,238,791        88,839,646
                                                -----------       -----------           ------------      ------------
     Gross Profit                                11,319,387        10,212,816            34,312,487         29,941,077
                                                -----------       -----------           ------------      ------------
Selling, General and Administrative
  Expenses:
    Salaries and Benefits                         6,897,656         6,289,581            20,633,804        18,116,174
    Rent                                            597,570           597,435             1,790,373         1,828,435
    Depreciation and Amortization                   852,850           724,368             2,497,679         2,064,827
    Other                                         2,651,529         2,335,064             7,682,234         6,825,792
                                                -----------       -----------           -----------       -----------
      Total Selling, General and
        Administrative Expenses                  10,999,605         9,946,448            32,604,090        28,835,228
                                                -----------       -----------           -----------       -----------
      Operating Income                              319,782           266,368             1,708,397         1,105,849
Interest Expense, Net of Amounts Capitalized        919,251           665,432             2,640,494         1,928,975
                                                -----------       -----------           -----------       -----------
  Loss Before Income Taxes                         (599,469)         (399,064)             (932,097)         (823,126)
Income Taxes                                       (205,460)         (159,625)             (316,913)         (329,250)
                                                -----------       -----------           -----------       -----------
  Net Loss                                      $  (394,009)      $  (239,439)          $  (615,184)      $  (493,876)
                                                ===========       ===========           ===========       ===========
Loss Per Share                                  $     (0.06)      $     (0.03)          $     (0.09)      $     (0.07)
                                                ===========       ===========           ===========       ===========
Weighted Average Number of Common
 Shares Outstanding                               7,142,251         7,142,251             7,142,251         7,142,251
                                                ===========       ===========           ===========       ===========

    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        NINE MONTHS ENDED
                                                            OCTOBER 31,
                                                 ------------------------------
(Unaudited)                                           1996             1995
                                                 -------------     ------------
Cash Flows from Operating Activities:
  Net Loss                                        $  (615,184)      $  (493,876)
  Adjustments to Reconcile Net loss to Net Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                 2,497,679         2,064,827
      Loss (Gain) on Disposal of Property,
       Plant and Equipment                            (87,266)           12,003
      Deferred Income Tax Expense (Benefit)            (6,116)          371,821
      Changes in Assets and Liabilities:
         Accounts Receivable                       (3,292,627)       (1,610,962)
         Inventories                               (2,152,334)       (2,123,266)
         Other Current Assets                       1,081,316        (1,132,983)
         Accounts Payable                            (535,365)        7,663,542
         Other Current Liabilities                     45,760           160,475
                                                  -----------       -----------
           Net Cash Provided by (Used in)
            Operating Activities                   (3,064,137)        4,911,581
                                                  -----------       -----------
Cash Flows from Investing Activities:
  Additions to Property, Plant and Equipment         (914,185)      (12,843,391)
  Proceeds from Sale of Property, Plant and
   Equipment                                          142,150           116,190
  Increase in Other Assets                           (581,021)         (382,230)
                                                  -----------       -----------
           Net Cash Used in Investing Activites    (1,353,056)      (13,109,431)
                                                  -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt                     14,306,852        10,195,911
  Repayments of Long-Term Debt                     (9,887,682)       (2,021,881)
                                                  ===========       ===========

           Net Cash Provided by Financing
            Activities                              4,419,170         8,174,030
                                                  -----------       -----------
Net Increase (Decrease) in Cash                         1,977           (23,820)
Cash at Beginning of Period                           130,051           176,795
                                                  -----------       -----------
Cash at End of Period                             $   132,028       $   152,975
                                                  ===========       ===========
Supplemental Disclosures:
  Interest Paid (Net of Amounts Capitalized)      $ 2,436,041         1,872,296
  Income Taxes Refunded, Net                        1,107,618           117,726
  Acquisition of Equipment for Notes Payable          298,712            29,375
  Acquisition of Other Assets for Notes Payable       408,786                --
                                                  ===========       ===========


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               OCTOBER 31, 1996


1.      Basis of Presentation
        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended October 31, 1996, are not necessarily indicative of the results to be expected for the year ending January 31, 1997. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April 29, 1996.

2.      Income Taxes
        Income taxes for the three months and nine months ended October 31, 1996 and 1995, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of state income taxes.

3.      Subsequent Events
        Subsequent to the end of the quarter, in two separate transactions, the Company completed the sales of its cabinet and truss manufacturing units.

        The sale of the truss manufacturing unit consisted of the sale of equipment for cash and notes receivable totaling $325,000, resulting in a gain before income taxes of $202,000. This gain will be recognized in the fourth quarter of 1996.

        The sale of the cabinet manufacturing unit, Cabinet Craft, consisted principally of the sale of inventory and equipment to American Quality Manufacturing Corporation ("AQMC") for notes receivable totaling $1.7 million. The notes are due in monthly installments of principal and interest (7%) through November 2001. In addition, the notes are collateralized by security interests in the related equipment (first priority interest), as well as all inventory (second priority interest) of the Purchaser.

        In addition, under a supply contract entered into in conjunction with the Sales Agreement, the Company has agreed to use its best efforts to purchase from the Purchaser at least $3 million in cabinets during each consecutive twelve month term following the date of the agreement for a period of two years.

        SEC Staff Accounting Bulletin (SAB) No. 81 discusses the accounting treatment relating to gain recognition on the sale of a business or operating assets to a highly leveraged entity. In such transactions, significant uncertainties may exist about a seller's ability to realize noncash proceeds received where the purchaser is a thinly capitalized, highly leveraged entity. According to SAB No. 81, such uncertainties raise doubt as to whether immediate gain recognition is appropriate. The Company will account for this transaction under SAB No. 81 because it recognizes that such uncertainties similar to those discussed in SAB 81 exist related to the sale of Cabinet Craft assets. The Company will defer $277,000 in gains from this transaction until it begins to realize such gains through collections of the notes receivable.

        The Cabinet Craft transaction did not impact the accompanying financial statements as of October 31, 1996. Further, there has been no accrual of potential losses should AQMC be unable to fulfill its obligations to the Company as agreed upon. As of December 13, 1996, the Company became aware that AQMC ceased operations as of December 9, 1996 as its two Arkansas facilities. If AQMC is unable to fulfill such obligations, including making payments on the notes, the Company would most likely incur losses which would impact the Company's financial statements; however, such potential losses are not quantifiable at this time. During the fourth quarter, the Company will evaluate the collectibility of the notes receivable, as well as other issues related to this transaction which could impact the financial statements for the year ending January 31, 1997, and make any necessary provision for potential losses at that time.

ITEM 2
------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

                                    GENERAL

National Home Centers, Inc. is a full line retailer of home improvement products and building materials. The Company believes it is unique in its ability to serve both retail consumers and professional contractors by operating large home center superstores in tandem with complete building supply operations.

Quarterly results of operations may fluctuate significantly depending on the timing of new store openings and related preopening expenses. New store openings are likely to have a relatively greater impact on operating results due to the Company's small base of existing stores. New stores have shown to be unprofitable during their first few years of operation. Additionally, because the Company amortizes store opening costs over the twelve-month period following the date of opening, such openings can be expected to affect operating results. No new stores were opened in the first nine months of fiscal 1996.

Over the last year, the Company has experienced increased competition in its markets from other national and/or regional chains who are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. The increased competition may continually and adversely affect the Company's earnings. There can be no assurance that other larger national or regional chains will not enter the Company's present or planned markets which could possibly have an adverse effect on the Company. During the third quarter Home Depot, Inc. has opened stores in North Little Rock and Little Rock, Arkansas. Lowes Companies, Inc. has opened a store in Russellville, Arkansas in October 1996. The Company is also aware of planned openings in Conway, Arkansas by Lowes Companies, Inc. in early 1997.


                             RESULTS OF OPERATIONS

Three Months Ended October 31, 1996 and 1995
--------------------------------------------
Net sales for the third quarter of fiscal 1996 were up 14.7% to $47.0 million, compared to $41.0 million for the third quarter of fiscal 1995. Comparable store sales in the third quarter of fiscal 1996 were up 5.9% over the same period of fiscal 1995. Increased competition has affected sales volume and pricing.

Gross profit as a percentage of net sales for the third quarter of fiscal 1996 decreased to 24.0% from 24.9% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

Selling, general and administrative expenses decreased to 23.4% of net sales for the third quarter of fiscal 1996 compared to 24.3% of net sales for the same period last year. An emphasis was placed on reducing expenses, which have been higher than normal due to the opening of four new superstores over the past three years.

Net interest expense as a percentage of net sales was 2.0% for the quarter ended October 31, 1996, compared to 1.6% for the same period last year, primarily due to increased borrowings and higher interest rates. There was no interest capitalized in the third quarter of 1996 compared to approximately $155,000 in the third quarter of 1995.

Nine Months Ended October 31, 1996 and 1995
-------------------------------------------
Net sales for the nine months ended October 31, 1996 were up 19.1% to $141.6 million, compared to $118.8 million for the same period of fiscal 1995. Comparable store sales for the six months ended October 31, 1996 were up 6.7% over the same period of fiscal 1995. Increased competition has affected sales volume and pricing.

Gross profit as a percentage of net sales of the first nine months of fiscal 1996 decreased to 24.2% from 25.2% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

Selling, general and administrative expenses decreased to 23.0% of net sales for the first nine months of fiscal 1996 compared to 24.3% of net sales for the same period last year. An emphasis was placed on reducing expenses, which have been higher than normal due to the opening of four new superstores over the past three years.

Net interest expense as a percentage of net sales was 1.9% for the nine months ended October 31, 1996, compared to 1.6% for the same period last year, primarily due to increased borrowings and higher interest rates. There was no interest capitalized in the first nine months of fiscal 1996 compared to approximately $311,000 for the same period in 1995.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at October 31, 1996 increased to $24.6 million from $18.5 million at January 31, 1996. This increase is primarily due to increases in accounts receivable and inventories, and a decrease in accounts payable, as well as a decrease in current installments of long-term debt principally due to the refinancing and related reclassification of a real estate construction note in the second quarter.

The Company's primary capital needs are to finance inventories, accounts receivable and store expansion. During the nine months ended October 31, 1996, operating activities used net cash of $3.1 million. Primary sources of cash from operating activities included $1.9 million from net earnings and depreciation and amortization, and $1.1 million from decreases in other current assets resulting primarily from income taxes refunds. The primary uses of cash were $3.3 million to finance increases in accounts receivable, $2.2 to finance increases in inventory and 0.5 million from a decrease in accounts payable.

Net cash used in investing activities for the first nine months of fiscal 1996 was $1.4 million, principally due to purchases of equipment and other assets. Net cash provided by financing activities during the first nine months of fiscal 1996 totaled $4.4 million, due to net long-term borrowings.

At October 31, 1996, the Company owed a bank $24.1 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or (b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 55% of eligible accounts receivable and inventory, respectively. Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to maintain certain ratios, meet minimum levels of tangible net worth, and limits amounts of capital expenditures. The Company was in violation of one of these financial covenants at October 31, 1996, however the lender has agreed to waive compliance with respect to such default. As of October 31, 1996, the Company had approximately $2.5 million of additional available borrowing capacity under the revolving credit agreement.

During the third quarter the Company completed a $5 million real estate loan with a three year term for the Rogers, Arkansas home center superstore. The interest rate on the loan is 9.42%.

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings.
        Not applicable.

Item 2. Changes in Securities.
        Not applicable.

Item 3. Defaults Upon Senior Securities.
        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
        Not applicable.

Item 5. Other Information.
        Not applicable.

Item 6. Exhibits and Reports on Form 8K.

  (a) Exhibits

                                                               Sequentially
                                                                 Numbered
    Exhibit No.               Description of Exhibit               Page
    -----------               ----------------------           ------------
       10.1            Term Loan Agreement dated September         11-23
                       25, 1996 between the Company and
                       NBD Bank

       27.1            Financial Data Schedule                     24-25

  (b) Reports on Form 8-K.

  The Company filed a current report on Form 8-K on October 28, 1996 regarding a change in the Company's independent public accountants.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       NATIONAL HOME CENTERS, INC.


Date: December 13, 1996                /s/ DWAIN A. NEWMAN
                                       -------------------------------------
                                       Dwain A. Newman
                                       Chief Executive Officer and
                                       Chairman


Date: December 13, 1996                /s/ BRENT A. HANBY
                                       --------------------------------------
                                       Brent A. Hanby
                                       Executive Vice President and
                                       Chief Financial Officer