Form 10-K405
period 1997-01-31
NATIONAL HOME CENTERS INC
filed 1997-05-01
CIK 899630

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------
                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]
    For the fiscal year ended January 31, 1997.
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______________ to ______________


                        Commission File Number: 0-21448
                     -------------------------------------


                          NATIONAL HOME CENTERS, INC.
             (Exact name of registrant as specified in its charter)

                 Arkansas                           71-0403343
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)


              Highway 265 North
             Springdale, Arkansas                       72765
    (Address of principal executive offices)          (Zip Code)

      Registrant's telephone number, including area code: (501) 756-1700

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None


          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

   Common Stock, $.01 par value traded on the NASDAQ National Market System

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [_]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) (is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

    On April 7, 1997, there were outstanding 7,142,251 shares of the registrant's Common Stock, $.01 par value.

    The aggregate market value of the 2,448,502 shares of Common Stock held by non-affiliates of the registrant as of April 7, 1997 was $4,590,941.

                      DOCUMENTS INCORPORATED BY REFERENCE

    National Home Centers, Inc. Annual Report for fiscal year ended January 31, 1997 (certain portions incorporated by reference into Part II)

    Proxy Statement for Annual Meeting of Stockholders, June 5, 1997 and Adjournments (certain portions incorporated by reference into Part III)

================================================================================

PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES.
                -----------------------

                                  THE COMPANY

BACKGROUND

    General. National Home Centers, Inc. ("NHC" or the "Company") started its building supply operations in 1972 and opened its first store, serving primarily professional contractors, in 1977. In 1983, NHC began implementing a dual-customer strategy, serving both professional contractors and retail consumers. Today, the Company operates six large home center superstores in tandem with six complete building supply operations, all in Arkansas, and approximately 48% of its sales are to retail consumers. NHC's business strategy capitalizes on the overlap between retail and professional contractor sales by providing a broad product assortment and a full range of services in each of its markets, either at a single location or through an integrated network of stores.

    The Company operates its stores in four Arkansas markets: Fayetteville-Bentonville (five stores); Little Rock (four stores); Russellville (two stores); and Fort Smith (one store). NHC also operates fabrication facilities for value-added conversion products such as countertops, pre-hung door units, and window units. During fiscal 1996, NHC sold its cabinet and truss manufacturing divisions to unrelated third parties.

    Executive Offices. The Company's executive offices are located at Highway 265 North, Springdale, Arkansas 72765. The Company's telephone number is (501) 756-1700.

                                   BUSINESS

GENERAL

    NHC is a full-line retailer of home improvement products and building
materials.   The Company believes it is unique in its ability to serve both retail consumers and professional contractors by operating large home center superstores in tandem with complete building supply operations. Management believes that NHC is one of Arkansas's largest retailers of home improvement products and building materials, and that it has one of the largest market shares in each of its trading areas.

    The Company believes that retail and professional contractor sales complement and frequently reinforce each other. NHC's business strategy capitalizes on the overlap between these two customer groups by providing a full range of services either at a single location or through an integrated network of stores. The key elements of this strategy are to:

    . Dominate both retail and professional contractor sales in its markets. . Maximize synergy between customer groups.
    .  Emphasize retail sales growth by opening home center superstores.
    .  Deliver superior service with attention to detail.


    Retail consumers and professional contractors have significant and varying product and service requirements. While most of its competitors focus on a single customer group, NHC's distinct strategies for serving each group have allowed it to attract sales in the markets it serves.

    Retail consumers expect competitive prices, individualized service, and broad product selection. To meet the needs of these customers, NHC maintains large, well-merchandised stores, each with a broad selection of competitively priced home improvement products and staffed with well-trained employees. The Company's home center superstores average approximately 125,000 square feet each with up to 40,000 stock keeping units ("SKUs") fully displayed for the customer's convenience. NHC's volume purchasing, resulting from combined purchasing for retail consumers and professional contractors, allows it to offer its products at competitive, everyday low prices.

    Professional contractors are large-volume repeat customers that develop long-term relationships with suppliers and expect individualized service from experienced in-store and field salespersons. Professional contractors also value reliable service, timely delivery, quality products, competitive prices and individualized credit. NHC meets these demands by providing separate sales areas for professional contractors in each of its stores, which are staffed with employees specifically trained to address the needs of these customers. NHC employs a dedicated professional contractor sales force of approximately 41 in-store personnel, who take telephone and direct orders, and 39 field sales representatives, who regularly call on contractors and visit job sites. In addition, NHC provides reliable, timely delivery of building materials through scheduled daily and weekly deliveries to job sites within a 125-mile radius of its stores, including sites in Missouri, Oklahoma and Kansas. The Company also has rooftop, conveyor delivery of roofing materials as an added feature to the delivery system.

    The Company maintains a variety of store formats in each market it serves. Its various store formats allow NHC to achieve operational efficiencies while providing a full range of services for both customer groups, either at a single location or through its integrated network of stores, and to enhance its overall market share.

    The Company's objective is to maintain an anchor store in each market it serves to support and facilitate the operations of other store formats in that market. These anchor stores are the Company's largest and include the most comprehensive facilities and services for both types of customer. Anchor stores contain expansive warehouse space allowing them to serve as distribution centers for NHC's other stores and thus take advantage of discount pricing associated with special high-volume purchases. In addition, substantial inventories at each anchor store supplement inventories at other stores in that market which may focus predominantly on only one customer group.

    NHC has implemented the anchor store concept in both the Little Rock and Fayetteville-Bentonville markets. The Company's North Little Rock store combines 95,200 square feet of retail selling space with 150,000 square feet of warehouse space, a complete door and window fabrication shop, and credit and delivery services for professional contractors. The nearby 38,832 square foot Little Rock store, which serves primarily retail consumers, depends on the anchor facility for special product needs or services. Similarly, the Company's Springdale store includes 50,000 square feet of retail selling space plus 190,000 square feet of warehouse space, fabrication facilities for window units
and doors and complete contractor services.   This store functions as an anchor
for smaller stores in nearby Rogers and Bentonville, both of which emphasize professional contractor sales. It also services the Fayetteville and Rogers superstores for special product needs or services. Through the Company's computer system, sales personnel at the Rogers and Bentonville stores can quickly determine whether a product is available at the anchor store and can have that product delivered either to the store or directly to the customer. With its network of stores operating together to provide a full range of sales and services, NHC believes it benefits from the complementary demands of retail consumers and professional contractors.

    The Company seeks to take advantage of the trend in retail sales growth by operating home center superstores. Management believes that growth in retail sales will further insulate the Company from the cyclical nature of the contractor business, although the Company's growth strategy for new markets may include the acquisition of smaller contractor locations. This strategy would provide an immediate entrance into markets where the Company previously has not solicited business. NHC's fiscal 1996 sales consisted of 52% professional contractor and 48% retail.

    Because its customers have widely diverse service needs, NHC is committed to staffing its stores with well-trained, specialized personnel who can provide retail consumers and professional contractors with meaningful information about the Company's wide array of products and services. Each NHC store includes a customer service desk which provides retail consumers with a central location for obtaining product information and other customer assistance. Employees staffing the customer service desk provide information on location or availability of merchandise and are trained to assist customers in the selection of products appropriate for the customer's home improvement project. A separate customer service desk is located at the professional contractor entrance to each store and is staffed with employees specially trained to assist the professional contractor customer.

STORE PROPERTIES

    The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                                   AREA IN SQUARE FEET     RETAIL/
                                 OPENING           -------------------   CONTRACTOR          FABRICATION
        STORE LOCATION            DATE     ACREAGE RETAIL    WAREHOUSE     MIX (%)   SKUS    OPERATIONS
        --------------            ----     ------- ------    ---------     -------   ----    ----------

I.   FAYETTEVILLE-BENTONVILLE
     Springdale                   11/83       21    50,000    190,000       26/74   25,000   door, window
     Rogers                       02/85        5     8,458     19,000       10/90   11,000       --
     Bentonville                  06/92        6    20,200     18,000       10/90   20,000       --
     Fayetteville                 05/94       16   154,901     15,000       80/20   40,000       --
     Rogers Superstore            10/95       20   186,406     20,000       75/25   40,000       --

II.  FORT SMITH
     Fort Smith                   12/77       10    31,074    110,000       15/85   11,500   door, window

                                                   AREA IN SQUARE FEET     RETAIL/
                                 OPENING           -------------------   CONTRACTOR          FABRICATION
        STORE LOCATION            DATE     ACREAGE RETAIL    WAREHOUSE     MIX (%)   SKUS    OPERATIONS
        --------------            ----     ------- ------    ---------     -------   ----    ----------

III. LITTLE ROCK
     North Little Rock            10/85       13    95,200    150,000       41/59   35,000   door, window
     Little Rock                  01/88        3    38,832      8,000       90/10   25,000       --
     Conway                       02/93        8    85,300     20,000       59/41   35,000
     Conway Contractor            05/93        4         0     30,000       0/100   10,000       door

IV.  RUSSELLVILLE
     Russellville                 06/93       14   102,652     80,000       50/50   35,000   door, window
     Clarksville                  09/95        1         0     14,000       0/100   11,000       --

  Total area                                       773,023    674,000
----------------------------

    The Company leases seven of its stores for terms of 10 to 15 years and, except for Little Rock and Russellville, each has four options to renew for periods of five years. The Little Rock store lease has an option to renew for one additional period of eight years and three months. The Russellville store lease contains one option to renew for a period of 10 years. The Little Rock, Clarksville and Russellville locations are leased from third parties while the Bentonville, Fort Smith, North Little Rock, Rogers and Springdale properties are leased from the Company's Chairman. The Fayetteville, Conway and Rogers superstores and Conway Contractor are owned by the Company.

    In the future, the Company may own the land and buildings for some of its stores. In the event the Company believes it is advantageous to purchase land or buildings to secure a new store location, the Company may use cash or existing financing sources and attempt to secure permanent financing after a store is opened.

    The Company owns a thirty (30) acre parcel in Branson, Missouri, a ten (10) acre parcel in Fort Smith, Arkansas and a twenty-four (24) acre parcel in Fayetteville, Arkansas. All three parcels are owned free of debt and have been placed on the market for sale. The Company has an agreement for sale on the Fort Smith parcel and has received a good faith deposit. The sale is expected to take place in July 1997 with estimated net proceeds to the Company of approximately $2,150,000.

FABRICATION FACILITIES

    NHC maintains fabrication facilities in Springdale, Fort Smith, Russellville, Conway and North Little Rock for value-added conversion products, such as counter tops, pre-hung door units and window units. Management believes that this vertical integration provides an advantage in serving professional contractors by offering them a wide variety of products at competitive prices, thus encouraging increased sales. The Company's door shops, located in Springdale, Fort Smith, North Little Rock, Conway and Russellville, are equipped with modern, automated machinery, and are capable of producing high-quality interior and exterior door units at competitive prices. The Company manufactures over 20,000 pre-hung door units per month. Door shops, which also are equipped and staffed to custom cut and produce laminated kitchen and bath counter tops, serve both retail customers and professional contractors and enable the Company to provide prompt, local service at lower costs. Management believes that its fabrication facilities are adequate to meet existing and foreseeable needs.

  In November 1996, the Company entered into an agreement with American Quality Manufacturing Corporation ("AQMC") to sell its cabinet manufacturing unit, Cabinet Craft. The transaction consisted of the sale of inventory and equipment and a cash advance in exchange for notes receivable totaling $1.7 million. The Company incurred a net loss of approximately $599,000 from this division during fiscal year 1995 and approximately $1,185,000 during the fiscal year ended January 31, 1997.

  In December 1996, AQMC ceased operations at its two Arkansas facilities, including Cabinet Craft. In addition the Company has been informed that AQMC has been placed into an involuntary bankruptcy proceeding. As a result, the Company has fully reserved the notes receivable. The loss resulting from this write-off is included in the $1,185,000 above. See Item 3 - Legal Proceedings for further detail on this transaction.

  Also, in November 1996, the Company sold certain truss assembly and manufacturing equipment to a third party, for $50,000 cash and a promissory note of $275,000. The note is due on or before November 1, 1998, and is secured by a lien on all equipment sold to the buyer.

PRODUCTS

  The Company's stores offer a large selection of lumber, building materials, hardware and tools, electrical and plumbing supplies, paint, lighting, home decor, pre-hung doors, windows, appliances, cabinets, garden supplies and seasonal items. Each store currently stocks between 11,000 and 40,000 SKUs. Many of the items sold in the Company's stores are nationally advertised, brand-
name products.   NHC classifies its product offerings into five categories:

  BUILDING MATERIALS--Dimensional lumber, plywood, roofing, trusses, siding, windows, finish lumber, pre-hung doors and moldings.

  HARDWARE/PLUMBING/ELECTRICAL--Electrical wire and wiring materials, lighting fixtures, plumbing materials, power and hand tools, and door locks.

  HOME DECOR--Paint, wall and floor coverings and housewares.

  APPLIANCES/CABINETS--Kitchen appliances, washers, dryers, cabinets and fireplaces.

  LAWN AND GARDEN--Plants, fertilizer, mowers, garden tools and outdoor furniture.

The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:

                                 Fiscal Year Ending January 31,
                                ---------------------------------
Products                           1997        1996       1995
--------                           ----        ----       ----

Building Materials............       52          53         56
Hardware/Plumbing/Electrical..       19          18         17
Home Decor....................       11          10          9
Appliances/Cabinets...........       11          13         12
Lawn and Garden...............        7           6          6
                                    ---        ----       ----

Total.........................      100%        100%       100%

PURCHASING

  Except for pre-hung doors which are fabricated by the Company, NHC purchases its merchandise from more than 800 manufacturers and suppliers. No single supplier accounted for more than 10% of NHC's total purchases in fiscal 1996. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. Management does not believe that the loss of any single supplier would have a material adverse effect on the Company.

  The Company's corporate merchandise buyers, located in the Springdale corporate office, make all decisions on new products to be sold in NHC stores. Once the corporate buyers have selected a new product, they issue initial purchase orders for all NHC stores where that product will be sold. Buyers in each store are responsible for making subsequent orders for all in-stock merchandise. Each store's computer system tracks the quantity of any product sold and automatically generates recommended purchase orders which are edited by store buyers who then issue purchase orders directly to the vendor. Merchandise is typically shipped directly to the store that will stock the product. In addition, sales volumes resulting from successful implementation of the Company's dual-customer strategy permit NHC to maximize economies available from discount purchases. These large volume purchases may be shipped to the Company's Springdale or North Little Rock stores for subsequent distribution to other NHC stores in those markets.

CREDIT

  NHC offers credit for professional contractors which allows those customers to make purchases at any NHC store. Professional contractors make the majority of their purchases on credit. Subcontractors hired by a professional contractor, as well as the property owner, may charge materials purchased for that job to the professional contractor's account. Credit policies and procedures are established by the Company's credit department, and all professional contractor sales representatives are trained in those policies and procedures. Each of NHC's market areas has a dedicated credit manager who interacts with sales representatives, management and credit agencies to manage and monitor customer credit. The Company also has a Corporate Credit Manager who oversees five area credit managers and activities and policies relating to contractor receivables. NHC's credit policies are designed to maximize extension of credit to professional contractors without unduly risking bad credit. Credit sales accounted for substantially all of NHC's total sales to professional contractors in fiscal 1996, while the Company's credit loss was 0.85% of contractor sales. In addition, NHC accepts third-party credit cards such as MasterCard, Visa, American Express and Discover, and maintains a private-label credit program, the National Home Centers Home Project Plus Card, administered by Household Retail Services, Inc. Approximately 27% of NHC's retail sales were made on third-party and proprietary credit cards in fiscal 1996.

MARKETING

  Management believes that its strongest marketing tools are exceptional customer service and everyday low prices. Because many retail customers make buying decisions in the store, NHC focuses its marketing efforts on maintaining a well-stocked inventory and superior service to encourage add-on sales which augment the average purchase. As a result of this approach, NHC spent 0.93% of sales on advertising in fiscal 1996, primarily on seasonal direct mail advertising for special promotions, and to reinforce customer awareness of its everyday low pricing. Television advertising, which has increased in response to new retail competition, is substantially funded by vendor cooperative programs.

  NHC offers various volume-oriented price levels to professional contractors to promote larger purchases. The Company's computerized pricing system permits sales personnel to provide consistent quantity discounts and immediate response to customer requests for discounts on volume purchases.

  For the past 18 years, the Company has offered professional contractors a travel incentive program in which customers earn, through their purchases, credit toward trips arranged each year by the Company. The program, which has been highly successful in helping the Company increase its share of the professional contractor business, gives the Company an opportunity to present product seminars during each trip. There are currently 275 customers signed up for a fall 1997 trip to Kona, Hawaii. Builders qualify for the travel incentive program by purchasing certain volumes of materials and by making timely payments each month.

MANAGEMENT INFORMATION SYSTEMS

  NHC's management information systems have been designed and developed to address a wide range of functions including sales analysis, merchandise ordering and processing, merchandise management and presentation and financial management. Through these systems, management has access to concise, relevant information on performance that includes the daily individual store and department information necessary for financial and merchandising decisions, strategic planning and analysis.

  The Company maintains a fully computerized point-of-sale retail management system and custom-designed software. The Company utilizes IBM RS-6000 hardware and special building materials software developed by Computer System Dynamics. NHC's system provides (1) point-of-sale scanning, (2) sales and inventory tracking, compiling data by store, employee, product category and individual SKU, (3) receivables tracking, (4) computer generated purchase orders, and (5) other operating and management reports. NHC is currently utilizing Electronic Data Interchange ("EDI") with selected vendors.

  NHC's point-of-sale system is a fully integrated sales, credit, receivables, inventory, purchasing and data collection system. This system includes UPC scanning for all items sold at NHC stores and provides automatic price check at the register as well as sales audit reporting, advertised item reporting, item sales performance and history, daily computer review and suggested purchase orders. The system also tracks professional contractor receivables and requires management approval for any transaction which would exceed the customer's account credit limit. Accounting software handles the Company's payroll, accounts payable and general ledger. These functions are centralized at the Company's corporate office. The Company has implemented the Oracle Relational Database Management System. This system allows integration of the point-of-sale system and the accounting system. The Company has entered into service contracts with third parties for service and upgrades of computer software. Company policies require daily backup at each store which is maintained at secure off-site locations. In addition, the Company maintains a standby mainframe unit to operate as backup for its primary system.

COMPETITION

  The Company experiences competition from home centers, discount retail stores, supermarkets, warehouse stores, certain specialty stores, traditional hardware, plumbing and electrical suppliers and lumberyards. NHC's principal competitors in Arkansas currently are Lowe's, Home Depot, Sutherlands, Payless Cashways, McCoy's, Meeks, Ridout and Home Quarters. During fiscal 1996, Lowe's opened stores in Russellville and Conway, and Home Depot opened stores in North Little Rock and west Little Rock, Arkansas. These stores opened in the fall of 1996 and could adversely affect the Company's sales in these markets.

  Management believes that few of its present or potential competitors are equipped to serve both retail consumers and professional contractors with the same level of everyday low pricing, product selection and customer service capabilities as NHC provides. For more than a decade, the Company has been developing the skills necessary to manage the dual-customer format. Management believes that companies which target primarily retail consumers would find establishing a substantial professional contractor business expensive because of the large delivery fleets that are required, the complexities associated with credit management and the special expertise necessary for sales and customer service. Similarly, companies currently serving primarily professional contractors would find adding significant retail business costly in terms of larger retail facilities, added expertise related to merchandising, and significant competition from large discount retail and home improvement stores.

PATENTS AND TRADEMARKS

  The Company has obtained federal trademark registration for the service mark National Home Centers(R). The federal registration covers NHC's use of the mark for retail lumber, building materials and hardware store services, but does not contemplate use of the mark on other products.

EMPLOYEES AND LABOR RELATIONS

  As of January 31, 1997, the Company employed 951 persons, consisting of 803 full-time and 148 part-time personnel. Generally, the Company believes that relations with its employees are excellent. None of the Company's employees are represented by a union or covered by a collective bargaining group.

Item 3.  Legal Proceedings.
         -----------------

  In connection with the sale of the Company's cabinet manufacturing unit, Cabinet Craft, litigation has been threatened and claims have been made by AQMC's primary lender regarding the sale of assets by the Company to AQMC. AQMC's primary lender is also one of the Company's lenders. This lender is the one with which the Company is currently in default regarding a real estate loan. The lender claims to be a secured creditor of AQMC and has asserted an interest in certain assets of AQMC with respect to which the Company also has an interest. Specifically, the lender (i) claims to have a priority interest in Cabinet Craft's equipment and inventory, (ii) claims to be owed $367,500 pursuant to the Company's purchase of inventory from AQMC under terms of the Sales Agreement, (iii) claims to be owed in excess of $83,000 by the Company for other purchases from AQMC, and (iv) asserts a priority interest in all post-sale accounts receivable owed to AQMC.

  As a result of AQMC's bankruptcy proceeding, neither the lender nor the Company have the present ability to begin litigation against one another on these claims. However, it is anticipated that if a settlement is not reached between the Company and the lender, the lender will file a motion asking the bankruptcy trustee to abandon these claims and allow litigation to begin between the lender and the Company. The Company has offered a proposed settlement to the lender concerning these claims, which includes paying a reduced amount in settlement of the accounts payable and repossessing the inventory; however, the lender has not provided a written response to this offer.

  From time to time, the Company is involved in lawsuits arising in the ordinary course of business. Such lawsuits have not resulted in any material losses to date.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

  Not applicable.


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

  The Company is authorized to issue 25,000,000 shares of Common Stock, $.01 par value of which 7,142,251 shares were outstanding as of April 7, 1997, and 5,000,000 shares of Preferred Stock, $1.00 par value, of which no shares were outstanding as of April 7, 1997.

                                 COMMON STOCK

  The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Holders of Common Stock have no preemptive or subscription rights and there are no redemption or conversion rights with respect to such shares. The outstanding shares of Common Stock are fully paid and non-assessable. As of January 31, 1997, the Company's Chairman beneficially owned approximately 62.9% of the outstanding Common Stock.

  The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. See "Dividend Policy."

  At April 7, 1997, the 7,142,251 shares of Common Stock then outstanding were held by approximately 443 persons (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Common Stock is Boatmen's Trust Company in St. Louis, Missouri.

  The Company's Common Stock is currently traded on the NASDAQ National Market System under the symbol "NHCI." The following table sets forth the quarterly high and low sales price for the Common Stock as reported on NASDAQ.

                                                  HIGH    LOW
                                                  -----  -----
         FISCAL 1995
         -----------
         First Quarter..........................  $4.50  $3.38
         Second Quarter.........................   4.00   3.00
         Third Quarter..........................   4.00   3.00
         Fourth Quarter.........................   3.88   2.13

         FISCAL 1996
         -----------
         First Quarter..........................   3.13   2.25
         Second Quarter.........................   3.25   2.13
         Third Quarter..........................   3.00   2.00
         Fourth Quarter.........................   2.50   1.50

         FISCAL 1997
         -----------
         First Quarter (through April 7, 1997)..   2.25   1.50


                                PREFERRED STOCK

  The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices, liquidation preferences and qualifications, limitations and restrictions thereof with respect to each series. Although the Company has no present intention to issue shares of Preferred Stock, the issuance of shares of Preferred Stock or the issuance of rights to purchase such shares could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in his best interest, including attempts that might result in a premium over the market price for the shares held by such stockholder.

                                  DIVIDEND POLICY

    The Company has not previously paid cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Company's revolving credit facility prohibits the payment of cash dividends on its Common Stock, unless certain profit goals are met.

Item 6.  Selected Financial Data.
         -----------------------

    Incorporated by reference from the section captioned "Selected Consolidated Financial Data," page 6 of the National Home Centers, Inc. 1996 Annual Report (the "1996 Annual Report").


Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

    Incorporated by reference from the sections captioned "Management's Discussion and Analysis," pages 7 through 10 of the 1996 Annual Report.


Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

    Incorporated by reference from the sections captioned "Consolidated Balance Sheets, "Consolidated Statements of Operations," "Consolidated Statements of Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," pages 11 through 23 of the 1996 Annual Report.


Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

    On October 28, 1996, National Home Centers, Inc. (the "Company") changed its principal independent accounting firm from KPMG Peat Marwick LLP ("KPMG") to Arthur Andersen LLP ("Andersen"). KPMG's report on the financial statements for the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was the report qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was recommended and approved by the audit committee of the Board of Directors. During the Company's two most recent fiscal years and the subsequent interim period preceding this change, there have not been any disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure.

    On October 28, 1996, the Company engaged Andersen as the new independent accountant to audit the Company's financial statements. During the Company's two most recent fiscal years, and the subsequent interim period prior to engaging Andersen, the Company has not consulted Andersen regarding (i) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and no written report was provided to the Company and no oral advice was provided that Andersen concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

    Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, June 5, 1997 and Adjournments (the "Proxy Statement").


Item 11.  Executive Compensation.
          ----------------------

    Incorporated by reference from the section captioned "Executive Compensation" contained in the Proxy Statement.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

    Incorporated by reference from the section captioned "Principal Stockholders" contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

    Incorporated by reference from the sections captioned "Executive Compensation--Compensation Committee Interlocks and Insider Participation" and "Certain Transactions" contained in the Proxy Statement.


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

 (a) Documents filed as a part of this report.

    1.  Financial statements.
        --------------------

             The following consolidated financial statements of National Home Centers, Inc. and Subsidiary have been incorporated by reference from the 1996 Annual Report into Item 8 of this Report.

        Description
        -----------

        Consolidated Balance Sheets
        Consolidated Statements of Operations
        Consolidated Statements of Stockholders' Equity
        Consolidated Statements of Cash Flows
        Notes to Consolidated Financial Statements
        Report of Independent Public Accountants

    2.  Financial Statements Schedules.
        ------------------------------
        No schedules provided for in the applicable accounting regulation of the Securities and Exchange Commission are required under the related instructions, or the regulation is inapplicable; therefore, schedules have been omitted.

    3.  Exhibits required by Item 601 of Regulation S-K.
        -----------------------------------------------



   Exhibit No.     Description
   -----------     -----------

      3.1          Amended and Restated Articles of Incorporation of the
                   Company./1/

      3.2          Amended and Restated By-Laws of the Company./1/

      4.1          Form of the Company's Common Stock Certificate/.1/

      4.2 Amended and Restated Articles of Incorporation of the Company, Sections 5 through 7./1/

     10.1 Life Insurance Policy, dated May 15, 1983, issued by Executive Life Insurance Company on the life of Dwain A. Newman, in the amount of $1,000,000 with the Company named as beneficiary, including Assignment, dated September 10, 1992, to the Arkansas Teachers Retirement System./1/

     10.2          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the Springdale, Arkansas store./1/

     10.3          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the North Little Rock, Arkansas store./1/

     10.4          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

     10.5 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

     10.6 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Rogers, Arkansas store./1/

     10.7 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Cabinet Craft facility in Springdale, Arkansas./1/

     10.8 Lease Agreement dated July 1, 1993 between Parham Properties, Inc. and the Company for the Little Rock, Arkansas store./3/

     10.9 Lease Agreements dated December 22, 1992 between Valley Park Limited Partnership and the Company for the Russellville, Arkansas store./1/

   Exhibit No.     Description
   -----------     -----------

     10.10 Subordination, Attornment and Non-Disturbance Agreement and Estoppel Certificate dated September 10, 1992 between ATRS, the Company, and Dwain A. Newman and Glenda R. Newman for the Springdale, North Little Rock and Fort Smith Leases./1/

     10.11 Form of the 1993 Employee Stock Purchase Plan of National Home Centers, Inc./1/

     10.12         Form of the Company's 1993 Incentive Compensation
                   Plan./1/

     10.13 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation with Supplemental Security Agreement and Term Promissory Note No. One dated December 29, 1992, and Supplemental Security Agreement and Term Promissory Note No. Two, dated March 8, 1993./1/

     10.14 Loan Agreement dated August 4, 1993 between the Company and MetLife Capital Corporation./2/

     10.15         Supplemental Security Agreement and Term Promissory Note No.
                   Three between the Company and MetLife Capital Corporation dated October 25, 1993./3/

     10.16         Supplemental Security Agreement and Term Promissory Note No.
                   Four between the Company and MetLife Capital Corporation dated December 29, 1993./3/

     10.17 Note and Security Agreement dated December 31, 1993 between the Company and NationsBanc Leasing Corporation./3/

     10.18 Promissory Note and Security Agreement dated 5/31/94 between the Company & Metlife Capital Corporation./4/

     10.19 Note & Security Agreement dated 6/15/94 between the Company and NationsBanc Leasing Corp./4/

     10.20 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.21 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

   Exhibit No.     Description
   -----------     -----------

     10.22 Split Dollar Insurance Agreement dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.23 Split Dollar Insurance Agreement dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.24         Guaranty Agreement effective May 20, 1994./5/

     10.25         Supplemental Security Agreement and Term Promissory Note No.
                   1 dated December 6, 1994 between the Company and MetLife Capital Corporation./6/

     10.26 Promissory Note and Mortgage dated May 5, 1995 to First Bank of Arkansas for Conway, Arkansas Store./7/

     10.27 Merchant Agreement dated March 16, 1995 between the Company and Household Bank (Illinois), N.A./7/

     10.28 Note and Security Agreement dated August 30, 1995 between the Company and NationsBank Leasing Corporation./8/

     10.29 Loan and Security Agreement dated December 19, 1995 between the Company and BankAmerica Business Credit, Inc./9/

     10.30 Form of the Company's 401(k) Adoption Agreement with First Tennessee National Bank as Trustee./9/

     10.31         Waiver letter from BankAmerica dated April 8, 1997.

     10.32         1996 Long-Term Performance Plan.

     10.33 First Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc./10/

     10.34 Term Loan Agreement dated September 25, 1996 between the Company and NBD Bank./11/

     11.1          Computation of Earnings (Loss) Per Share.

     13.1 National Home Centers, Inc. 1996 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

     21.1          Subsidiaries of the Company./1/

   Exhibit No.     Description
   -----------     -----------

     23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants.

     27.1          Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company filed two Current Reports on Form 8-K during fiscal 1996.

   Exhibit No.     Description
   -----------     ----------

      1. Form 8-K disclosing (1) sale of Cabinet Craft Division to American Quality Manufacturing Corporation on November 1, 1996 and (2) sale of truss assembly and manufacturing equipment to Latco Construction, Inc. on November 7, 1996 as filed with the Securities and Exchange Commission on November 18, 1996.

      2. Form 8-K disclosing change of principal independent accounting firm from KPMG Peat Marwick LLP to Arthur Andersen LLP as filed with the Securities and Exchange Commission on November 1, 1996.

-----------------------

/1/ Incorporated by reference from National Home Centers, Inc. Form S-1 Registration Statement No. 33-60078, as amended, filed with the Securities and Exchange Commission on March 26, 1993.

/2/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1993, filed with the Securities and Exchange Commission on December 13, 1993.

/3/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1994, filed with the Securities and Exchange Commission on April 29, 1994.

/4/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended July 31, 1994, filed with the Securities and Exchange Commission on September 15, 1994.

/5/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1994, filed with the Securities and Exchange Commission on December 15, 1994.

/6/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1995, filed with the Securities and Exchange Commission on April 29, 1995.

/7/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended April 30, 1995, filed with the Securities and Exchange Commission on June 12, 1995.

/8/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended July 31, 1995, filed with the Securities and Exchange Commission on September 13, 1995.

/9/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the period ending January 31, 1996, filed with the Securities and Exchange Commission on April 30, 1996.

/10/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended April 30, 1996, filed with the Securities and Exchange Commission on June 13, 1996.

/11/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1996, filed with the Securities and Exchange Commission on December 16, 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL HOME CENTERS, INC.


         April 30, 1997                 By  /s/ Dwain A. Newman
                                          ---------------------
                                          Dwain A. Newman
                                          Chairman of the Board and
                                            Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         April 30, 1997                 By  /s/ Dwain A. Newman
                                          --------------------------------------
                                          Dwain A. Newman
                                          Chairman of the Board, Chief Executive
                                            Officer and Director


         April 30, 1997                 By  /s/ Danny R. Funderburg
                                          --------------------------------------
                                          Danny R. Funderburg
                                          President, Chief Operating Officer
                                            and Director


         April 30, 1997                 By  /s/ Roger A. Holman
                                          --------------------------------------
                                          Roger A. Holman
                                          President, Home Center Division
                                            and Director


         April 30, 1997                 By  /s/ Larry C. Chumley
                                          --------------------------------------
                                          Larry C. Chumley
                                          President, Contractor Division and
                                            Director

         April 30, 1997                 By  /s/ Brent A. Hanby
                                          --------------------------------------
                                          Brent A. Hanby
                                          Executive Vice President,
                                          Chief Financial Officer and
                                            Director


         April 30, 1997                 By
                                          --------------------------------------
                                          Richard D. Denison
                                            Director


         April 30, 1997                 By
                                          --------------------------------------
                                          David W. Truetzel
                                            Director

                              ARTHUR ANDERSEN LLP

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------

To the Board of Directors of
National Home Centers, Inc.:

We have audited the accompanying consolidated balance sheet of National Home Centers, Inc. and subsidiary as of January 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's managements. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of National Home Centers, Inc. and subsidiary as of January 31, 1996 and 1995, were audited by other auditors whose report dated March 1, 1996, expressed unqualified opinions on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of National Home Centers, Inc. and subsidiary as of January 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                        /s/ Arthur Andersen LLP

Fayetteville, Arkansas
March 13, 1997

                               INDEX OF EXHIBITS

   Exhibit No.     Description
   -----------     -----------

      3.1          Amended and Restated Articles of Incorporation of the
                   Company./1/

      3.2          Amended and Restated By-Laws of the Company./1/

      4.1          Form of the Company's Common Stock Certificate/.1/

      4.2 Amended and Restated Articles of Incorporation of the Company, Sections 5 through 7./1/

     10.1 Life Insurance Policy, dated May 15, 1983, issued by Executive Life Insurance Company on the life of Dwain A. Newman, in the amount of $1,000,000 with the Company named as beneficiary, including Assignment, dated September 10, 1992, to the Arkansas Teachers Retirement System./1/

     10.2          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the Springdale, Arkansas store./1/

     10.3          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the North Little Rock, Arkansas store./1/

     10.4          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

     10.5 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

     10.6 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Rogers, Arkansas store./1/

     10.7 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Cabinet Craft facility in Springdale, Arkansas./1/

     10.8 Lease Agreement dated July 1, 1993 between Parham Properties, Inc. and the Company for the Little Rock, Arkansas store./3/

     10.9 Lease Agreements dated December 22, 1992 between Valley Park Limited Partnership and the Company for the Russellville, Arkansas store./1/

   Exhibit No.     Description
   -----------     -----------
     10.10         Subordination, Attornment and Non-Disturbance Agreement and
                   Estoppel Certificate dated September 10, 1992 between ATRS, the Company, and Dwain A. Newman and Glenda R. Newman for the
                   Springdale, North Little Rock and Fort Smith Leases./1/

     10.11 Form of the 1993 Employee Stock Purchase Plan of National Home Centers, Inc./1/

     10.12         Form of the Company's 1993 Incentive Compensation
                   Plan./1/

     10.13 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation with Supplemental Security Agreement and Term Promissory Note No. One dated December 29, 1992, and Supplemental Security Agreement and Term Promissory Note No. Two, dated March 8, 1993./1/

     10.14 Loan Agreement dated August 4, 1993 between the Company and MetLife Capital Corporation./2/

     10.15         Supplemental Security Agreement and Term Promissory Note No.
                   Three between the Company and MetLife Capital Corporation dated October 25, 1993./3/

     10.16         Supplemental Security Agreement and Term Promissory Note No.
                   Four between the Company and MetLife Capital Corporation dated December 29, 1993./3/

     10.17 Note and Security Agreement dated December 31, 1993 between the Company and NationsBanc Leasing Corporation./3/

     10.18 Promissory Note and Security Agreement dated 5/31/94 between the Company & Metlife Capital Corporation./4/

     10.19 Note & Security Agreement dated 6/15/94 between the Company and NationsBanc Leasing Corp./4/

     10.20 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.21 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.22 Split Dollar Insurance Agreement dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

   Exhibit No.     Description
   -----------     -----------

     10.23 Split Dollar Insurance Agreement dated 5/20/94 between the Company and the Newman 1994 Family Trust./4/

     10.24         Guaranty Agreement effective May 20, 1994./5/

     10.25         Supplemental Security Agreement and Term Promissory Note No.
                   1 dated December 6, 1994 between the Company and MetLife Capital Corporation./6/

     10.26 Promissory Note and Mortgage dated May 5, 1995 to First Bank of Arkansas for Conway, Arkansas Store./7/

     10.27 Merchant Agreement dated March 16, 1995 between the Company and Household Bank (Illinois), N.A./7/

     10.28 Note and Security Agreement dated August 30, 1995 between the Company and NationsBank Leasing Corporation./8/

     10.29 Loan and Security Agreement dated December 19, 1995 between the Company and BankAmerica Business Credit, Inc./9/

     10.30 Form of the Company's 401(k) Adoption Agreement with First Tennessee National Bank as Trustee./9/

     10.31         Waiver letter from BankAmerica dated April 8, 1997.

     10.32         1996 Long-Term Performance Plan.

     10.33 First Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc./10/

     10.34 Term Loan Agreement dated September 25, 1996 between the Company and NBD Bank./11/

     11.1          Computation of Earnings (Loss) Per Share.

     13.1 National Home Centers, Inc. 1996 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

     21.1          Subsidiaries of the Company./1/

     23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants.

     27.1          Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company filed two Current Reports on Form 8-K during fiscal 1996.

   Exhibit No.     Description
   -----------     -----------

      1. Form 8-K disclosing (1) sale of Cabinet Craft Division to American Quality Manufacturing Corporation on November 1, 1996 and (2) sale of truss assembly and manufacturing equipment to Latco Construction, Inc. on November 7, 1996 as filed with the Securities and Exchange Commission on November 18, 1996.

      2. Form 8-K disclosing change of principal independent accounting firm from KPMG Peat Marwick LLP to Arthur Andersen LLP as filed with the Securities and Exchange Commission on November 1, 1996.

-----------------------

/1/ Incorporated by reference from National Home Centers, Inc. Form S-1 Registration Statement No. 33-60078, as amended, filed with the Securities and Exchange Commission on March 26, 1993.

/2/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1993, filed with the Securities and Exchange Commission on December 13, 1993.

/3/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1994, filed with the Securities and Exchange Commission on April 29, 1994.

/4/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended July 31, 1994, filed with the Securities and Exchange Commission on September 15, 1994.

/5/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1994, filed with the Securities and Exchange Commission on December 15, 1994.

/6/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1995, filed with the Securities and Exchange Commission on April 29, 1995.

/7/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended April 30, 1995, filed with the Securities and Exchange Commission on June 12, 1995.

/8/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended July 31, 1995, filed with the Securities and Exchange Commission on September 13, 1995.

/9/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the period ending January 31, 1996, filed with the Securities and Exchange Commission on April 30, 1996.

/10/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended April 30, 1996, filed with the Securities and Exchange Commission on June 13, 1996.

/11/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1996, filed with the Securities and Exchange Commission on December 16, 1996.