Form 10-Q
period 1997-04-30
NATIONAL HOME CENTERS INC
filed 1997-06-16
CIK 899630

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         ----------------------------

                                   FORM 10-Q

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1997.

                                      OR

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
                                               ---      ---


        As of June 10, 1997 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

===========================================================================

                                              APRIL 30,         JANUARY 31,
                                                 1997              1997
ASSETS                                       (Unaudited)            (1)
---------------------------------------------------------------------------
Current Assets:
   Cash                                   $     130,312             134,086
   Accounts Receivable                       13,064,194          11,346,279
   Income Tax Refunds Receivable              1,591,679           1,333,892
   Inventories                               31,700,858          30,809,531
   Other                                      1,107,314           1,266,852
---------------------------------------------------------------------------

      Total Current Assets                   47,594,357          44,890,640
---------------------------------------------------------------------------

Property, Plant and Equipment                49,258,867          49,353,036
Less Accumulated Depreciation                12,645,872          12,086,745
---------------------------------------------------------------------------

      Net Property, Plant and Equipment      36,612,995          37,266,291
---------------------------------------------------------------------------

Other Assets, Net of Amortization             2,890,961           2,680,855
---------------------------------------------------------------------------

                                          $  87,098,313          84,837,786
===========================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term
    Debt                                  $   8,390,212          11,513,475
   Trade Accounts Payable                    18,085,942          14,994,945
   Accrued Expenses and Other                 3,065,750           3,351,420
---------------------------------------------------------------------------

      Total Current Liabilities              29,541,904          29,859,840
---------------------------------------------------------------------------

Long-Term Debt, Excluding Current
 Installments                                32,727,337          29,320,227
Deferred Income Taxes                           212,226             497,739
Stockholders' Equity                         24,616,846          25,159,980
---------------------------------------------------------------------------

                                          $  87,098,313          84,837,786
===========================================================================

 (1) January 31, 1997 balances are condensed from the audited consolidated balance sheet.

 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
================================================================================

                                                         THREE MONTHS ENDED
                                                              APRIL 30,
                                                   -----------------------------
(Unaudited)                                             1997           1996
--------------------------------------------------------------------------------
NET SALES                                          $  36,215,726    42,523,492
COST OF SALES                                         27,661,937    32,214,030
--------------------------------------------------------------------------------

     GROSS PROFIT                                      8,553,789    10,309,462
--------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits                             5,532,153     6,435,699
     Rent                                                580,157       596,354
     Depreciation and Amortization                       818,449       810,348
     Other                                             1,549,625     2,359,178
--------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                         8,480,384    10,201,579
--------------------------------------------------------------------------------

         OPERATING INCOME                                 73,405       107,883
Interest Expense                                         896,337       827,833
--------------------------------------------------------------------------------

    Loss Before Income Taxes                            (822,932)     (719,950)
Income Taxes                                            (279,798)     (266,382)
--------------------------------------------------------------------------------

     NET LOSS                                      $    (543,134)     (453,568)
================================================================================

LOSS PER SHARE                                     $       (0.08)        (0.06)
================================================================================

Weighted Average Number of
     Common Shares Outstanding                         7,142,251     7,142,251
================================================================================


    SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

            NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
=====================================================================

                                              THREE MONTHS ENDED
                                                   APRIL 30,
                                          ---------------------------
(Unaudited)                                    1997           1996
---------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                               $  (543,134)      (453,568)
   Adjustments to Reconcile Net Loss to
    Net Cash
      Provided by (Used in) Operating
       Activities:
        Depreciation and Amortization         818,449        810,348
        Gain on Disposal of Property,
         Plant and Equipment                  (34,536)       (22,556)
        Increase in Cash Surrender
         Value of Life Insurance              (12,000)       (63,978)
        Deferred Income Tax Benefit           (22,028)       (39,356)
        Changes in Assets and
         Liabilities:
           Accounts Receivable             (1,717,915)    (2,963,151)
           Inventories                       (891,327)    (1,961,721)
           Other Current Assets              (361,734)      (218,086)
           Accounts Payable                 3,090,997      1,701,974
           Other Current Liabilities         (285,670)       473,598
---------------------------------------------------------------------

             Net Cash Provided by (Used        41,102     (2,736,496)
              in) Operating Activities
---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and
    Equipment                                (111,691)      (245,021)
   Proceeds from Sale of Property,
    Plant and Equipment                        62,314         28,250
   Increase in Other Assets                  (279,346)      (262,336)
---------------------------------------------------------------------

             Net Cash Used in Investing
              Activities                     (328,723)      (479,107)
---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt             2,668,755      4,921,714
   Repayments of Long-Term Debt            (2,384,908)    (1,704,945)
---------------------------------------------------------------------

             Net Cash Provided by
              Financing Activities            283,847      3,216,769
---------------------------------------------------------------------
NET INCREASE (DECREASE)  IN CASH               (3,774)         1,166
Cash at Beginning of Period                   134,086        130,051
---------------------------------------------------------------------

Cash at End of Period                     $   130,312        131,217
=====================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest Paid                          $   904,856        663,203
=====================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                APRIL 30, 1997

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed
                                             --------------------------
     with the Commission on May 1, 1997.

2.   Income Taxes
     ------------

     Income taxes for the three months ended April 30, 1997 and 1996, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of state income taxes.


ITEM 2
------

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


Over the last year, the Company has experienced increased competition in its markets from other national and/or regional chains who are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. The increased competition may continually and adversely affect the Company's earnings. There can be no assurance that other larger national or regional chains will not enter the Company's present or planned markets which could possibly have an adverse effect on the Company. During fiscal 1996, Lowe's opened stores in Russellville and Conway, Arkansas, and Home Depot opened stores in North Little Rock and west Little Rock, Arkansas. The opening of these stores has adversely affected the Company's sales and profit levels in these markets.

                             RESULTS OF OPERATIONS
                             ---------------------

Three Months Ended April 30, 1997 and 1996
------------------------------------------

Net sales for the first quarter of fiscal 1997 were down 15% to $36.2 million, compared to $42.5 million for the first quarter of fiscal 1996. Comparable store sales in the first quarter of fiscal 1997 were down 13% over the same period of fiscal 1996. Increased competition has affected sales volume and pricing. Net loss for the first quarter of fiscal 1997 was $543,000 or $0.08 per share, compared with a net loss for the first quarter of fiscal 1996 of $454,000, or $0.06 per share.

Gross profit as a percentage of net sales for the first quarter of fiscal 1997 decreased to 23.6% from 24.2% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

Selling, general and administrative expenses decreased to 23.4% of net sales for the first quarter of fiscal 1997 compared to 24.0% of net sales for the same period last year. A continuing emphasis has been placed on reducing expenses, which have been higher than normal due to the opening of four new superstores over the past four years.

Net interest expense as a percentage of net sales was 2.5% for the quarter ended April 30, 1997, compared to 1.9% for the same period last year, primarily due to increased borrowings and increased interest rates.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's working capital at April 30, 1997 increased to $18.1 million from $15.0 million at January 31, 1997, due to increases in accounts receivable and inventories. Accounts payable have also increased, which is offset by a reduction in current installments of long-term debt because of a note which was classified as a current maturity at January 31, 1997 has been refinanced and reclassified to long-term at April 30, 1997.

The Company's primary capital needs are to finance inventories, accounts receivable and store expansion. During the three months ended April 30, 1997, operating activities provided net cash of $0.04 million. Primary sources of cash from operating activities included approximately $0.3 million from net earnings and depreciation and approximately $3.1 million from increases in accounts payable. The primary uses of cash were approximately $1.7 million to finance increases in accounts receivable and $0.9 million to finance increases in inventory.

Net cash used in investing activities for the first three months of fiscal 1997 was approximately $0.3 million, principally due to purchases of equipment and increases in other assets. Net cash provided by financing activities during the first three months of fiscal 1997 totaled approximately $0.3 million, primarily from long-term borrowings.

At April 30, 1997, the Company owed a bank $23.1 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or

(b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 55% of eligible accounts receivable and inventory, respectively, with inventories capped at $20 million. As of April 30, 1997, the Company had approximately $2.1 million of additional available borrowing capacity under the revolving credit agreement.

Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to comply with the following financial covenants: (i) minimum interest coverage ratio, (ii) minimum adjusted tangible net worth, and (iii) debt-to-adjusted tangible net worth ratio. As a result of defaults with respect to items (i) and (ii) at January 31, 1997, the bank has raised the LIBOR and Reference rate by 1% effective February 1, 1997. The bank agreed to waive the defaults as of January 31, 1997, and to restate the interest coverage ratio and the tangible net worth covenants for future periods. As of April 30, 1997, the Company was not in compliance with item (i) and has obtained a waiver for this default. As a result of these waivers, the Company has agreed to assign to the bank a collateral interest in the Company's undeveloped land in Fayetteville, Arkansas.

Dynamic changes are occurring in the home improvement industry and most building supply retailers are experiencing pressure on sales and profitability. National Home Centers, Inc. has engaged Arthur Andersen LLP to assist in reviewing various long-term strategies. Arthur Andersen LLP is a business unit of Andersen Worldwide, the world's largest professional services provider.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
                  Not applicable.

Item 2.   Changes in Securities.
                  Not applicable.

Item 3.   Defaults Upon Senior Securities.
                  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
                  Not applicable.

Item 5.   Other Information.
                  Not applicable.

Item 6. Exhibits and Reports on Form 8K.

(a)  Exhibits      Description of Exhibit            Sequentially Numbered
     Exhibits No.  ----------------------                   Page
     ------------                                    ---------------------
            10.1   Waiver letter from BankAmerica
                   Business Credit, Inc.                      10

            27.1   Financial Data                           11-12
                                               Schedule

(b) Reports on Form 8-K.

      Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        NATIONAL HOME CENTERS, INC.


Date:  June 10, 1997               /s/ Dwain A. Newman
                                   --------------------------------
                                       Dwain A. Newman
                                       Chief Executive Officer and
                                       Chairman


Date:  June 10, 1997               /s/ Brent A. Hanby
                                   ---------------------------------
                                       Brent A. Hanby
                                       Executive Vice President and
                                       Chief Financial Officer