Form 10-Q
period 1997-07-31
NATIONAL HOME CENTERS INC
filed 1997-09-15
CIK 899630

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended  July 31, 1997.

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


                                 (501) 756-1700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X     No
                                                     -----      -----.


     As of September 12, 1997 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
================================================================================

                                               JULY 31,         JANUARY 31,
                                                 1997              1997
                                             (Unaudited)            (1)
--------------------------------------------------------------------------------
ASSETS
Current Assets:
   Cash                                       $   132,761           134,086
   Accounts Receivable                         15,108,395        11,346,279
   Income Tax Refunds Receivable                  253,520         1,333,892
   Inventories                                 29,501,975        30,809,531
   Other                                        1,137,802         1,266,852
--------------------------------------------------------------------------------

      Total Current Assets                     46,134,453        44,890,640
--------------------------------------------------------------------------------

Property, Plant and Equipment                  49,276,614        49,353,036
Less Accumulated Depreciation                  13,342,008        12,086,745
--------------------------------------------------------------------------------

      Net Property, Plant and Equipment        35,934,606        37,266,291
--------------------------------------------------------------------------------

Other Assets, Net of Amortization               2,423,107         2,680,855
--------------------------------------------------------------------------------

                                              $84,492,166        84,837,786
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt     $ 3,919,817        11,513,475
   Accounts Payable                            16,527,237        14,994,945
   Accrued Expenses                             3,647,758         3,351,420
--------------------------------------------------------------------------------

      Total Current Liabilities                24,094,812        29,859,840
--------------------------------------------------------------------------------

Long-Term Debt, Excluding Current
   Installments                                36,028,383        29,320,227
Deferred Income Taxes                             129,993          497,739
Stockholders' Equity                           24,238,978        25,159,980
-------------------------------------------------------------------------------

                                              $84,492,166        84,837,786
===============================================================================

(1) January 31, 1997 balances are condensed from the audited consolidated balance sheet.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                 NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------
                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
(Unaudited)                                       JULY 31,                                JULY 31,
                                          1997               1996                  1997               1996
--------------------------------------------------------------------------------------------------------------
NET SALES                           $   43,667,104          51,986,866          79,882,830          94,510,358
COST OF SALES                           33,681,775          39,303,228          61,343,712          71,517,258
--------------------------------------------------------------------------------------------------------------

     GROSS PROFIT                        9,985,329          12,683,638          18,539,118          22,993,100
--------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits               5,946,128           7,300,449          11,478,281          13,736,148
     Rent                                  557,490             596,449           1,137,647           1,192,803
     Depreciation and Amortization         815,094             834,481           1,633,543           1,644,829
     Other                               2,261,344           2,671,527           3,810,969           5,030,705
--------------------------------------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES           9,580,056          11,402,906          18,060,440          21,604,485
--------------------------------------------------------------------------------------------------------------

         OPERATING INCOME                  405,273           1,280,732             478,678           1,388,615
Interest Expense                           977,799             893,410           1,874,136           1,721,243
--------------------------------------------------------------------------------------------------------------

    Earnings (Loss) Before Income Taxes   (572,526)            387,322          (1,395,458)           (332,628)
Income Taxes                              (194,658)            154,929            (474,456)           (111,453)
--------------------------------------------------------------------------------------------------------------

     NET EARNINGS (LOSS)                 $(377,868)            232,393            (921,002)           (221,175)
==============================================================================================================

EARNINGS (LOSS) PER SHARE                    (0.05)               0.03               (0.13)              (0.03)
==============================================================================================================

Weighted Average Number of
     Common Shares Outstanding           7,142,251           7,142,251           7,142,251           7,142,251
==============================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                         NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
===================================================================================================

                                                                           SIX MONTHS ENDED
                                                                               JULY 31,
                                                                 ----------------------------------
(Unaudited)                                                             1997              1996
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                      $     (921,002)           (221,175)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                 1,633,543           1,644,829
        Gain on Disposal of Property, Plant and Equipment               (81,854)            (88,016)
        Increase in Cash Surrender Value of Life Insurance              (12,000)             (8,978)
        Deferred Income Tax Benefit                                    (220,937)            (42,866)
        Changes in Assets and Liabilities:
           Accounts Receivable                                       (3,424,454)         (3,368,980)
           Inventories                                                1,307,556          (2,182,305)
           Other Current Assets                                       1,062,613           1,269,497
           Accounts Payable                                           1,732,292           1,192,872
           Accrued Expenses                                             296,338             686,940
---------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating
              Activities                                              1,372,095          (1,118,182)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                          (166,193)           (668,308)
   Proceeds from Sale of Property, Plant and Equipment                   65,814             138,400
   Increase in Other Assets                                            (187,539)           (312,598)
---------------------------------------------------------------------------------------------------

             Net Cash Used in Investing Activities                     (287,918)           (842,506)
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                       3,057,257           5,942,787
   Repayments of Long-Term Debt                                      (4,142,759)         (3,979,805)
---------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used In) Financing
              Activities                                             (1,085,502)          1,962,982
---------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE)  IN CASH                                         (1,325)              2,294
Cash at Beginning of Period                                             134,086             130,051
---------------------------------------------------------------------------------------------------

Cash at End of Period                                            $      132,761             132,345
---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                 $    1,860,855           1,559,194
   Acquisition of Other Assets for Notes Payable                              -             408,786
   Accounts Receivable for Sale of Other Assets                         337,662                   -
   Issuance of Notes Payable for Payment of Account Payable             200,000                   -
---------------------------------------------------------------------------------------------------


 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                 JULY 31, 1997

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended July 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K
                                                     --------------------------
     filed with the Commission on May 1, 1997.

2.   Income Taxes
     ------------

     Income taxes for the three months and six months ended July 31, 1997 and 1996, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of state income taxes.


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


In recent years, the Company has experienced increased competition in its markets from other national and/or regional chains who are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. The increased competition may continually and adversely affect the Company's earnings. There can be no assurance that other larger national or regional chains will not enter the Company's present or planned markets which could possibly have an adverse effect on the Company. During fiscal 1996, Lowe's opened stores in Russellville and Conway, Arkansas, and Home Depot opened stores in North Little Rock and west Little Rock, Arkansas. The opening of these stores has adversely affected the Company's sales and profit levels in these markets.

                             RESULTS OF OPERATIONS
                             ---------------------

Three Months Ended July 31, 1997 and 1996
-----------------------------------------

Net sales for the second quarter of fiscal 1997 were down 16% to $43.7 million, compared to $52.0 million for the second quarter of fiscal 1996. Comparable store sales in the second quarter of fiscal 1997 were down 15% over the same period of fiscal 1996. Increased competition has affected sales volume and pricing. Net loss for the second quarter of fiscal 1997 was $378,000 or $0.05 per share, compared with net income for the second quarter of fiscal 1996 of $232,000, or $0.03 per share.

Gross profit as a percentage of net sales for the second quarter of fiscal 1997 decreased to 22.9% from 24.4% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

As a result of continuing emphasis on expense reduction, selling, general and administrative expenses remained stable at 21.9% of net sales for the second quarter of fiscal 1997 and for the second quarter of fiscal 1996.

Net interest expense as a percentage of net sales was 2.2% for the quarter ended July 31, 1997, compared to 1.7% for the same period last year, primarily due to increased borrowings and increased interest rates.


Six Months Ended July 31, 1997 and 1996
---------------------------------------

Net sales for the six months ended July 31, 1997 were down 15% to $79.9 million, compared to $94.5 million for the same period of fiscal 1996. Comparable store sales for the six months ended July 31, 1997 were down 14% over the same period of fiscal 1996. Increased competition has affected sales volume and pricing.

Gross profit as a percentage of net sales for the first six months of fiscal 1997 decreased to 23.2% from 24.3% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

As a result of continuing emphasis on expense reduction, selling, general and administrative expenses decreased to 22.6% of net sales for the first six months of fiscal 1997, compared to 22.9% of net sales for the same period last year.

Net interest expense as a percentage of net sales was 2.3% for the six months ended July 31, 1997, compared to 1.8% for the same period last year, primarily due to increased borrowings and higher interest rates.

                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's working capital at July 31, 1997 increased to $22.0 million from $15.0 million at January 31, 1997, primarily due to increases in accounts receivable. Current installments of long-term debt decreased as a result of the refinancing of a note which was classified as a current maturity at January 31, 1997, which has been reclassified as long-term debt at July 31, 1997.

The Company's primary capital needs are to finance inventories, accounts receivable and store expansion. During the six months ended July 31, 1997, operating activities provided net cash of $1.4 million. Primary sources of cash from operating activities included approximately $0.7 million from net earnings and depreciation and approximately $1.7 million from increases in accounts payable and $1.3 million from decreases in inventories. The primary uses of cash were approximately $3.4 million to finance increases in accounts receivable.

Net cash used in investing activities for the first six months of fiscal 1997 was approximately $0.3 million, principally due to purchases of equipment and increases in other assets. Net cash used in financing activities during the first six months of fiscal 1997 totaled approximately $1.1 million, primarily from net repayments of long-term borrowings.

At July 31, 1997, the Company owed a bank $22.8 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or (b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 55% of eligible accounts receivable and inventory, respectively, with inventories capped at $20 million. Effective February 1, 1997, the LIBOR and Reference Rate were raised by 100 basis points. As of July 31, 1997, the Company had approximately $2.0 million of additional available borrowing capacity under the revolving credit agreement.

Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to comply with the following financial covenants: (i) minimum interest coverage ratio, (ii) minimum adjusted tangible net worth, and (iii) debt-to-adjusted tangible net worth ratio. The Company was in default with respect to item (i) at July 31, 1997, however, the bank agreed to waive the default.

During the second quarter, the Company settled a dispute with a bank who holds the west Rogers, Arkansas real estate mortgage. As a result, the Company obtained a waiver of the fiscal year end covenant default and received a two year renewal on the mortgage. The Company also regained title to the Cabinet Craft inventory and equipment which were recently auctioned.

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


Item 1.   Legal Proceedings.
          Not applicable.

Item 2.   Changes in Securities.
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its Annual Meeting of Stockholders on June 5, 1997. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 7,465,958 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 6,703,654 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:

          Election of Directors:
          ----------------------
               Name                           For         Authority Withheld
               ----                           ---         ------------------
               Larry C. Chumley            6,649,294            54,360
               Richard D. Denison          6,651,985            51,669
               Danny R. Funderburg         6,632,585            71,069
               Brent A. Hanby              6,647,571            56,083
               Roger A. Holman             6,652,565            51,089
               Dwain A. Newman             6,642,865            60,789
               David W. Truetzel           6,499,769           203,885

          No other matters to be voted upon were brought before the meeting.

Item 5. Other Information. Subsequent to the end of the second quarter, the Company announced plans to close the Conway, Arkansas home center store due to low sales volume and continued losses. The store will close mid-October, 1997. The real estate has been listed for sale. The Company plans to continue operating the separate contractor related facility also located in Conway.

          Dynamic changes are occurring in the home improvement industry and most building supply retailers are experiencing pressure on sales and profitability. The Company has engaged Arthur Andersen LLP to assist in reviewing various long-term strategies. Arthur Andersen LLP is a business unit of Andersen Worldwide, the world's largest professional services provider. The Company's Board of Directors resolved to continue the engagement to phase III which includes the assistance of Senn-Delaney, a unit of Arthur Andersen LLP.

          As of July 1, 1997, The Company appointed UMB Bank of Kansas City, Missouri as the stock transfer agent and registrar due to Boatmens Bank being purchased by another lending institution.


Item 6. Exhibits and Reports on Form 8K.

    (a) Exhibits           Description of Exhibit          Sequentially Numbered
                           ----------------------          ---------------------
        Exhibits No.                                                Page
        ------------                                                ----
               10.10     Waiver letter from Bankamerica Busines s     11
                            Credit, Inc.

               27.10     Financial Data Schedule                     12-13

    (b) Reports on Form 8-K.

          Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                  NATIONAL HOME CENTERS, INC.

Date:  September 12, 1997                        /s/ Dwain A. Newman
                                                 -------------------------------
                                                 Dwain A. Newman
                                                 Chief Executive Officer and
                                                 Chairman


Date:  September 12, 1997                        /s/ Brent A. Hanby
                                                 -------------------------------
                                                 Brent A. Hanby
                                                 Executive Vice President and
                                                 Chief Financial Officer