Form 10-Q
period 1997-10-31
NATIONAL HOME CENTERS INC
filed 1997-12-15
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

           [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended  October 31, 1997.

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


     As of December 12, 1997 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                OCTOBER 31,        JANUARY 31,
                                                                   1997               1997
ASSETS                                                          (Unaudited)           (1)
---------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                         $   124,892           134,086
   Accounts Receivable                                           13,701,427        11,346,279
   Income Tax Refunds Receivable                                    573,000         1,333,892
   Inventories                                                   26,073,251        30,809,531
   Other                                                            546,046         1,266,852
---------------------------------------------------------------------------------------------

      Total Current Assets                                       41,018,616        44,890,640
---------------------------------------------------------------------------------------------

Property, Plant and Equipment                                    48,008,777        49,353,036
Less Accumulated Depreciation                                    13,596,040        1,2086,745
---------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                          34,412,737        37,266,291
---------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                 2,420,927         2,680,855
---------------------------------------------------------------------------------------------

                                                                $77,852,280        84,837,786
---------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                       $ 4,693,618        11,513,475
   Accounts Payable                                              15,628,210        14,994,945
   Accrued Expenses                                               3,091,187         3,351,420
---------------------------------------------------------------------------------------------

      Total Current Liabilities                                  23,413,015        29,859,840
---------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                   32,924,970        29,320,227
Deferred Income Taxes                                                     0           497,739
Stockholders' Equity                                             21,514,295        25,159,980
---------------------------------------------------------------------------------------------

                                                                $77,852,280        84,837,786
---------------------------------------------------------------------------------------------


 (1) January 31, 1997 balances are condensed from the audited consolidated balance sheet.

 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                      NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
-----------------------------------------------------------------------------------------------------------------------

                                                          THREE MONTHS ENDED                             NINE MONTHS
                                                                                                            ENDED
                                                              OCTOBER 31,                                OCTOBER 31,
                                               ------------------------------------------------------------------------
(Unaudited)                                              1997              1996               1997            1996
-----------------------------------------------------------------------------------------------------------------------

NET SALES                                        $    39,279,691         47,040,920        119,162,521      141,551,278
COST OF SALES                                         30,892,242         35,721,533         92,235,954      107,238,791
-----------------------------------------------------------------------------------------------------------------------

     GROSS PROFIT                                      8,387,449         11,319,387         26,926,567       34,312,487
-----------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits                             5,873,505          6,897,656         17,351,786       20,633,804
     Rent                                                501,489            597,570          1,639,136        1,790,373
     Depreciation and Amortization                       802,054            852,850          2,435,597        2,497,679
     Other                                             2,901,419          2,651,529          6,712,388        7,682,234
-----------------------------------------------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                        10,078,467         10,999,605         28,138,907       32,604,090
-----------------------------------------------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)                      (1,691,018)           319,782         (1,212,340)       1,708,397
Interest Expense                                         955,711            919,251          2,829,847        2,640,494
-----------------------------------------------------------------------------------------------------------------------

    Loss Before Income Taxes                          (2,646,729)          (599,469)        (4,042,187)        (932,097)
Income Tax Expense (Benefit)                              77,954           (205,460)          (396,502)        (316,913)
-----------------------------------------------------------------------------------------------------------------------

     NET LOSS                                    $    (2,724,683)          (394,009)        (3,645,685)        (615,184)
-----------------------------------------------------------------------------------------------------------------------
LOSS PER SHARE                                   $         (0.38)             (0.06)             (0.51)           (0.09)
-----------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                         7,142,251          7,142,251          7,142,251        7,142,251
-----------------------------------------------------------------------------------------------------------------------


  SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS ENDED
                                                                                    OCTOBER 31,
                                                                    --------------------------------------
(Unaudited)                                                                   1997               1996
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                            $     (3,645,685)          (615,184)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                         2,435,598          2,497,679
        Loss (Gain) on Disposal of Property, Plant and Equipment                 62,379            (87,266)
        Increase in Cash Surrender Value of Life Insurance                      (12,000)          (138,978)
        Deferred Income Tax Expense (Benefit)                                   176,498             (6,116)
        Changes in Assets and Liabilities:
           Accounts Receivable                                               (2,355,148)        (3,292,627)
           Inventories                                                        4,736,280         (2,152,334)
           Other Current Assets                                                 807,461          1,081,316
           Accounts Payable                                                   2,233,265           (535,365)
           Accrued Expenses                                                    (260,233)            45,760
----------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities              4,178,415         (3,203,115)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                                  (225,788)          (914,185)
   Proceeds from Sale of Property, Plant and Equipment                          788,609            142,150
   Increase in Other Assets                                                      64,684            442,043
----------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                627,505         (1,214,078)
----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                               3,348,580         14,306,852
   Repayments of Long-Term Debt                                              (8,163,694)        (9,887,682)
----------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used In) Financing Activities             (4,815,114)         4,419,170
----------------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE)  IN CASH                                                 (9,194)             1,977
Cash at Beginning of Period                                                     134,086            130,051
----------------------------------------------------------------------------------------------------------

Cash at End of Period                                                 $         124,892            132,028
----------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                      $       2,834,751          2,436,041
   Income Taxes Refunded                                                      1,333,892          1,107,618
   Acquistion of Equipment for Notes Payable                                          -            298,712
   Acquisition of Other Assets for Notes Payable                                      -            408,786
   Issuance of Notes Payable for Payment of Accounts Payable                  1,600,000                  -
----------------------------------------------------------------------------------------------------------

 SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               OCTOBER 31, 1997

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended October 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1998. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual
                                                                    ------
     Report on Form 10-K filed with the Commission on May 1, 1997.
     -------------------

2.   Income Taxes
     ------------

     Income taxes for the three months and nine months ended October 31, 1997, do not bear a normal relationship to the statutory federal income tax rate of 34%, primarily because of the effects of certain adjustments made in the 3rd quarter of fiscal 1997. The Company's losses for the nine months ended October 31, 1997, result in a net operating loss (NOL) for federal and state income tax purposes. Under federal income tax provisions, a portion of this NOL will be carried back to prior years in which the Company paid taxes, and as a result, a receivable of $573,000 has been recorded as of October 31, 1997, to reflect estimated income taxes expected to be refunded from those years. The balance of the NOL represents amounts which can be carried forward (up to 15 years for federal tax purposes) to years in which the Company has taxable income and used to reduce the income tax liability in those years. During the third quarter, management determined that, based on past and current earnings trends, the realization of the Company's deferred tax assets (which primarily result from NOL's and other tax credit carryforwards) is uncertain. As a result, the Company has increased the valuation allowance relating to deferred tax assets from $275,000 as of July 31, 1997 to $1,356,000 as of October 31, 1997, with the increase included in income tax expense for the third quarter of fiscal 1997.


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

The Company is currently finishing preparation of a five year business plan.
The Company has engaged Arthur Andersen Economic and Financial Consulting Group of Dallas, Texas and Senn-Delaney, a unit of Arthur Andersen LLP, to assist in assessing the Company's strengths, weaknesses and competitive position. Based upon the findings of the engagement, the Company is currently developing a plan designed to stabilize the Company and return it to profitability and to provide a solid base for growth. The Company has already identified ways to improve performance and with the assistance of Senn-Delaney, has started to make changes in the operations of certain underperforming facilities intended to maximize efficiency, cash flow and competitive ability.


                             RESULTS OF OPERATIONS
                             ---------------------

Three Months Ended October 31, 1997 and 1996
--------------------------------------------

Net sales for the third quarter of fiscal 1997 were down 17% to $39.3 million, compared to $47.0 million for the third quarter of fiscal 1996. Comparable store sales in the third quarter of fiscal 1997 were down 15% over the same period of fiscal 1996. Increased competition has affected sales volume and pricing. Net loss for the third quarter of fiscal 1997 was $2,725,000 or $0.38 per share, compared with net loss for the third quarter of fiscal 1996 of $394,000, or $0.06 per share.

Gross profit as a percentage of net sales for the third quarter of fiscal 1997 decreased to 21.4% from 24.1% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

Selling, general and administrative expenses increase to 25.7% of net sales for the third quarter of fiscal 1997 compared to 23.4% for the third quarter of fiscal 1996. This increase in expenses as a percentage of sales results primarily from the closing of the Conway, Arkansas home center store. A $585,000 loss on this closing, primarily due to inventory shrinkage and from the auction of equipment, was recorded in the third quarter of 1997.

Net interest expense as a percentage of net sales was 2.4% for the quarter ended October 31, 1997, compared to 2.0% for the same period last year, primarily due to increased interest rates and lower sales volume.


Nine Months Ended October 31, 1997 and 1996
-------------------------------------------

Net sales for the nine months ended October 31, 1997 were down 16% to $119.2 million, compared to $141.6 million for the same period of fiscal 1996. Comparable store sales for the nine months ended October 31, 1997 were down 14% over the same period of fiscal 1996. Increased competition has affected sales volume and pricing.

Gross profit as a percentage of net sales for the first nine months of fiscal 1997 decreased to 22.6% from 24.3% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin.

As a result of lower sales volume and the closing of the Conway home center store in the third quarter, selling, general and administrative expenses increased to 23.6% of net sales for the first nine months of fiscal 1997, compared to 23.0% of net sales for the same period last year.

Net interest expense as a percentage of net sales was 2.4% for the nine months ended October 31, 1997, compared to 1.9% for the same period last year, primarily due to higher interest rates and lower sales volume.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's working capital at October 31, 1997 increased to $17.6 million from $15.0 million at January 31, 1997, primarily due to increases in accounts receivable. Current installments of long-term debt decreased as a result of the refinancing of a note which was classified as a current maturity at January 31, 1997, which has been reclassified as long-term debt at October 31, 1997.

The Company's primary capital needs are to finance inventories and accounts receivable. During the nine months ended October 31, 1997, operating activities provided net cash of $4.2 million. Primary sources of cash from operating activities included approximately $2.2 million from increases in accounts payable and $4.7 million from decreases in inventories. The primary uses of cash were approximately $1.2 million from net loss and depreciation and amortization and approximately $2.4 million to finance increases in accounts receivable.

Net cash provided by investing activities for the first nine months of fiscal 1997 was approximately $0.6 million, principally due to proceeds from sales of property, plant and equipment. Net cash used in financing activities during the first nine months of fiscal 1997 totaled approximately $4.8 million, primarily from net repayments of long-term borrowings.

At October 31, 1997, the Company owed a bank $20.6 million under its revolving credit agreement, which expires in December, 1998. The agreement provides the Company with the option of borrowing rates based on either (a) the London Interbank Offered Rate ("LIBOR") plus 2.5%, or (b) the bank's Reference Rate, which reflects the bank's prime rate. The facility limits availability to a borrowing base of 85% and 55% of eligible accounts receivable and inventory, respectively, with inventories capped at $20 million. Effective February 1, 1997, the LIBOR and Reference Rate were raised by 100 basis points. As of October 31, 1997, the Company had approximately $1.9 million of additional available borrowing capacity under the revolving credit agreement.

Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to comply with the following financial covenants: (i) minimum interest coverage ratio, (ii) minimum adjusted tangible net worth, and (iii) debt-to-adjusted tangible net worth ratio. The Company was in default with respect to item (i) at October 31, 1997. The bank has previously waived the default. The Company expects the bank to issue the waiver again for the third quarter. If the bank does not waive the default, the loan balance will be reclassed as a current maturity of long-term debt.

As a part of the Company's strategy, the Company closed the Conway, Arkansas home center store in October 1997 due to low sales volume and continued losses. The costs related to the closing of the store were $585,000 and are included in the operating results for the third quarter. The real estate has been listed for sale. On December 8, 1997, the Company announced the closing of the Fayetteville and west Little Rock home center stores. These stores will close in the 1st quarter of 1998, with the related costs of closing to be expensed in the fourth quarter of fiscal 1997. Management presently cannot reliably estimate such costs. The Fayetteville real estate will be listed for sale, and the Company will attempt to find a sublease tenant for the west Little Rock store.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the implementation of the results of the Arthur Andersen engagement; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          Not applicable.

Item 2.   Changes in Securities.
          Not applicable.

Item 3.   Defaults Upon Senior Securities.
          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.


Item 5. Other Information. Dynamic changes are occurring in the home improvement industry and most building supply retailers are experiencing pressure on sales and profitability. The Company has engaged Arthur Andersen LLP to assist in reviewing various long-term strategies. Arthur Andersen LLP is a business unit of Andersen Worldwide, the world's largest professional services provider.

Item 6.   Exhibits and Reports on Form 8K.

(a)  Exhibits             Description of Exhibit         Sequentially Numbered
     Exhibits No.         ----------------------                  Page
     ------------                                        ---------------------

            10.10      Waiver letter from Bankamerica
                       Business Credit, Inc.                      11

            27.10      Financial Data Schedule                   12-13

(b)  Reports on Form 8-K.

        Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                            NATIONAL HOME CENTERS, INC.



Date:  December 12, 1997                    /s/ Dwain A. Newman
                                            ---------------------------------
                                            Dwain A. Newman
                                            Chief Executive Officer and
                                            Chairman



Date:  December 12, 1997                    /s/ Brent A. Hanby
                                            ---------------------------------
                                            Brent A. Hanby
                                            Executive Vice President and
                                            Chief Financial Officer