Form 10-K
period 1998-01-31
NATIONAL HOME CENTERS INC
filed 1998-05-01
CIK 899630

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
            ______________________________________________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________ to _________


                        Commission File Number: 0-21448

                          NATIONAL HOME CENTERS, INC.
            (Exact name of registrant as specified in its charter)

                   Arkansas                             71-0403343
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) (is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

     On April 6, 1998, there were outstanding 7,142,251 shares of the registrant's Common Stock, $.01 par value.

     The aggregate market value of the 2,446,668 shares of Common Stock held by non-affiliates of the registrant as of April 6, 1998 was $4,893,336.

                      DOCUMENTS INCORPORATED BY REFERENCE

     National Home Centers, Inc. Annual Report for fiscal year ended January 31, 1998 (certain portions incorporated by reference into Part II)

     Proxy Statement for Annual Meeting of Stockholders, June 4, 1998 and Adjournments (certain portions incorporated by reference into Part III)

PART I

Items 1 and 2.  Business and Properties.

                                  THE COMPANY
BACKGROUND

     General. National Home Centers, Inc. ("NHC" or the "Company") started its building supply operations in 1972 and opened its first store, serving primarily professional contractors, in 1977. In 1983, NHC began implementing a dual-customer strategy, serving both professional contractors and retail consumers, but in the last six months the focus has shifted to professional contractors. Today, the Company operates two large home center superstores, one appliance sales warehouse and six contractor sales locations all in Arkansas, and approximately 55% of its sales are to contractor consumers.

     The Company operates its stores in four Arkansas markets: Northwest Arkansas (3 stores); Little Rock (3 stores); Russellville (2 stores); and Fort Smith (1 store). NHC also operates fabrication facilities for value-added conversion products such as countertops, pre-hung door units, and window units. In October 1997, NHC closed its Conway superstore, and in December 1997, the Rogers contractor facility was combined into the Bentonville contractor facility. Subsequent to fiscal 1997 year-end, the Company closed its Rodney Parham store in Little Rock and its Fayetteville superstore. The Company is also reducing exposure in the retail portion of its Russellville, Arkansas facility.

     Executive Offices. The Company's executive offices are located at Highway 265 North, Springdale, Arkansas 72765. The Company's telephone number is (501) 756-1700.

                                   BUSINESS

GENERAL

     The Company is a retailer of home improvement products and building materials with an established core market primarily in Arkansas, but including Oklahoma and Missouri. The Company operates large building supply operations serving both retail consumers and professional contractors. NHC's business strategy capitalizes on professional contractor sales by providing a broad product assortment and a full range of services in each of its four Arkansas markets.

     The Company operates in the highly competitive home improvement industry. NHC's primary competition comes from home centers, discount retail stores, supermarkets, warehouse stores, certain specialty stores, traditional hardware, plumbing and electrical suppliers, and lumberyards. The introduction of national and/or regional home improvement stores to NHC's markets has significantly increased competition for market share in recent years. In an attempt to gain market share, these new competitors have offered reduced prices on products similar to those carried by NHC. This has placed pressure on NHC's stores and its prospective sales, gross margins, and operating income. Although NHC's markets are fairly saturated and few national or regional chains are aggressively expanding, it is possible that competition will continue to increase in those markets served by NHC. Such additional competition may adversely affect the Company's future earnings.

     In the last year, NHC has prepared a business plan based on a realistic assessment of its strengths, weaknesses and competitive position. The Company previously retained Senn-Delaney, a retail-consulting group affiliated with Arthur Andersen LLP, to assist in the implementation of the business plan. The business plan also was designed to reflect the operational, marketing, administrative, and financial components of NHC's efforts to focus on sales to contractors. Many of the components of the business plan have been, or are currently being implemented. NHC's business plans is designed to: (a) stabilize the Company and return it to profitability; and (b) provide a solid base for continued growth within its core markets. The Company continues to scrutinize it's utilization of resources and methods of doing business in order to maximize efficiency, cash flow, and the Company's competitive ability. The business plan incorporates the impact of actions already taken or identified for implementation by NHC.

REDUCTION IN EXPOSURE OF RETAIL ASSETS

     The Company initially entered the retail segment of the market in the early 1980's primarily as a hedge against rising interest rates and reduced housing starts. As a result of the recent drastic increase in competition for the retail home improvement dollar and non-inflationary economic environment, NHC has reevaluated its niche in the industry. The Company plans to reduce its exposure to the retail segment of the home improvement industry. Because regional contractors have long recognized NHC as a quality operation and because the Company has developed a strong, loyal following of contractors, NHC plans to reemphasize and refocus its efforts on becoming a leader in the professional contractor market. The Company's goal is to increase revenues from professional contractors to approximately 70% - 80% of the Company's total revenues within the next year. NHC plans to explore some industry consolidation possibilities including, but not limited to, buyouts of other contractor-related companies.

     Initial positive results have been produced from the Company's business plan as evidenced by the closing of the Conway, Arkansas home center in October 1997. As of December 1, 1997, the Rogers contractor facility was closed and combined into the Bentonville contractor facility. Also, the Company announced plans in December 1997 to close the Rodney Parham and Fayetteville stores, both of which were liquidated and closed after the fiscal year end. The Company is also reducing the inventory levels in the Russellville home center and plans to primarily operate the facility long-term as a contractor location. All related restructuring costs were expensed as nonrecurring charges in the fourth quarter ending January 31, 1998.

CAPITALIZATION OF THE COMPANY

     NHC currently has a revolving credit agreement that expires in December 1999. The advance rates on this revolver are 85% of eligible receivables and 65% of eligible inventory. The existing lender has expressed their intent to honor the line of credit through December 1999 but because of the Company's recent financial difficulties, NHC has struggled to meet its financial covenant requirements. As a result, the lender raised the interest rate 50 basis points on February 1, 1998 as additional compensation for year-end covenant waivers. Additionally, the Company granted deeds of trust on two parcels of undeveloped land as additional security. Over the next five years, NHC plans to reduce its outstanding revolver balance while at the same time reducing all other total long term debt.

     Over the past year, as continued losses have been reported and excess availability under the revolver has been restricted, the Company has become past due with several vendors. This has resulted in vendors reducing credit limits. Also, the Company has not been able to take advantage of vendor discounts. NHC estimates that lost discounts in fiscal 1997 were approximately $500,000. The Company recognizes that, to successfully implement its business plan, it must improve relationships and increase credit lines with its trade vendors. NHC estimates that $3.5 million is required to become current with all of its trade vendors and the Company has identified several sources of funds with which to accomplish this. Cash from the sale of land parcels, a 10% increase in the inventory advance rate as previously discussed, and continued reduction of retail inventory at its existing stores will provide the Company with the source of funds necessary to pay down vendors. Additionally, from the aforementioned sources of cash, NHC will have the capital available to allow the Company to again take advantage of vendor discounts over time.

MONETIZE REAL ESTATE VALUES

     NHC owns several pieces of undeveloped real estate and buildings that no longer fit in the Company's strategic plan. The following is a table of the properties for sale:


------------------------------------------------------------------------------------------------------------
          Name                           Debt         Asking Price        Acres      Sale Condition
          ----                           ----         ------------        -----      --------------
Fort Smith Land                             -0-       $ 1,500,000           7.5      Under contract
Branson Land                                -0-           500,000          30.0      Listed for Sale
S. Fayetteville Land                        -0-         1,800,000          26.1      Under contract
Conway Land & Building               $2,800,000         2,800,000           7.6      Under contract
Fayetteville Land & Building          2,900,000         6,500,000          15.7      Under contract
Corp. Office Land                           -0-           275,000          14.7      Under contract
                                     ----------       -----------
Total                                $5,700,000       $13,375,000
------------------------------------------------------------------------------------------------------------


     If NHC is successful in its efforts to sell the above properties, the Company will have made significant strides towards ending its immediate cash crisis. By doing so, NHC will be able to focus its efforts on implementing a long-term strategy for competing in the home improvement industry.

     In summary, if the Company is successful in implementing all of the above strategies within the next twelve months, the Company believes the impact will be as follows:

     . Outside of normal operating activities, NHC estimates that it will generate approximately $7,000,000 of net excess cash by refinancing existing debt, reducing inventory balances, and monetizing non-producing assets;

     . The Company anticipates being current with all of its trade vendors, reestablishing credit lines, and again taking advantage of vendor discounts;

     . NHC anticipates improving its capital structure by obtaining more favorable terms on its debt instruments with fewer financial covenants;

     NHC believes it has developed a realistic and attainable business plan that addresses the needs of its creditors and provides a vehicle for the Company to return to profitability.

STORE PROPERTIES

     The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                                    AREA IN SQUARE FEET
                             OPENING                -------------------   RETAIL/CONTRACTOR              FABRICATION
       STORE LOCATION         DATE       ACREAGE    RETAIL    WAREHOUSE        MIX (%)         SKUs      OPERATIONS
       --------------         ----       -------    ------    ---------        -------         ----      ----------
I.   NORTHWEST ARKANSAS
     Springdale               11/83         21       50,000     190,000         20/80         25,000        door,
                                                                                                            window
     Bentonville              06/92          6       20,200      18,000         10/90         20,000          --
     Rogers Superstore        10/95         20      186,406      20,000         90/10         35,000          --
II.  FORT SMITH
     Fort Smith               12/77         10       31,074     110,000         15/85         11,500        door,
                                                                                                            window
III. LITTLE ROCK
     North Little Rock        10/85         13       95,200     150,000         40/60         35,000        door,
                                                                                                            window
     Conway Contractor        05/93          4            0      30,000         0/100         10,000         door
     Maumelle                 06/93          3            0      20,000         0/100            500
IV.  RUSSELLVILLE
     Russellville             06/93         14      102,652      80,000         50/50         35,000        door,
                                                                                                            window
     Clarksville              09/95          1            0      14,000         0/100         11,000          --
                                                    -------     -------
       Total area                                   485,532     632,000


     The Springdale, Bentonville, Fort Smith and North Little Rock stores are leased from the Company's chairman. The Clarksville, Maumelle and a portion of the Russellville properties are leased from third parties. Lease terms for these properties range from 10 to 15 years and provide for renewal options. The Rogers, Conway contractor and a portion of the Russellville property are owned by the Company.

     The Company owns the land and building for the closed Fayetteville and Conway retail stores. The Company currently has sales contracts pending for these sites. Mr. Newman has agreed to release the Company from the Rogers contractor location as of June 30, 1998. The Rodney Parham store is leased from an unaffiliated third party. The Company is attempting to find a suitable sublease tenant for the remainder of the lease which expires June 30, 2003.

     The Company owns a thirty (30) acre parcel in Branson, Missouri, a seven
(7) acre parcel in Fort Smith, Arkansas and a twenty-four (24) acre parcel in Fayetteville, Arkansas. All three parcels are owned free of debt and have been placed on the market for sale. The Company has an agreement for sale on the Fort Smith parcel and has received a good faith deposit. The sale is expected to take place in June 1998 with estimated net proceeds to the Company of approximately $1,500,000.

FABRICATION FACILITIES

     NHC maintains fabrication facilities in Springdale, Fort Smith, Russellville, Conway and North Little Rock for value-added conversion products, such as counter tops, pre-hung door units and window units. Management believes that this vertical integration provides an advantage in serving professional contractors by offering them a wide variety of products at competitive prices, thus encouraging increased sales. The Company's door shops are equipped with modern, automated machinery and are capable of producing high-quality interior and exterior door units at competitive prices. The Company manufactures over 10,000 pre-hung door units per month. Door shops, which also are equipped and staffed to custom cut and produce laminated kitchen and bath counter tops, serve both retail customers and professional contractors and enable the Company to provide prompt, local service at lower costs. Management believes that its fabrication facilities are adequate to meet existing and foreseeable needs.

PRODUCTS

     The Company's stores offer a large selection of lumber, building materials, hardware and tools, electrical and plumbing supplies, paint, lighting, home decor, pre-hung doors, windows, appliances, cabinets, garden supplies and seasonal items. Each store currently stocks between 10,000 and 35,000 SKUs. Many of the items sold in the Company's stores are nationally advertised, brand-name products. NHC classifies its product offerings into five categories:

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

  LAWN AND GARDEN--Plants, fertilizer, mowers, garden tools and outdoor furniture.

     The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:

                                                           Fiscal Year Ending January 31,
   Products                                            1998             1997             1996
   --------                                            ----             ----             ----
   Building Materials..........................          54               52               53
   Hardware/Plumbing/Electrical................          18               19               18
   Home Decor..................................          10               11               10
   Appliances/Cabinets.........................          10               11               13
   Lawn and Garden.............................           8                7                6
                                                       ----             ----             ----
   Total.......................................         100%             100%             100%

Purchasing

     Except for pre-hung doors which are fabricated by the Company, NHC purchases its merchandise from more than 800 manufacturers and suppliers. No single supplier accounted for more than 10% of NHC's total purchases in fiscal 1997. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. Management does not believe that the loss of any single supplier would have a material adverse effect on the Company.

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

CREDIT

     NHC offers credit for professional contractors which allows those customers to make purchases at any NHC store. Professional contractors make the majority of their purchases on credit. Subcontractors hired by a professional contractor, as well as the property owner, may charge materials purchased for that job to the professional contractor's account. Credit policies and procedures are established by the Company's credit department, and all professional contractor sales representatives are trained in those policies and procedures. Each of NHC's market areas has a dedicated credit manager who interacts with sales representatives, management and credit agencies to manage and monitor customer credit. The Company also has a Corporate Credit Manager who oversees five area credit managers and activities and policies relating to contractor receivables. NHC's credit policies are designed to maximize extension of credit to professional contractors without unduly risking bad credit. Credit sales accounted for substantially all of NHC's total sales to professional contractors in fiscal 1997, while the Company's credit loss was 0.36% of contractor sales. In addition, NHC accepts third-party credit cards such as MasterCard, Visa, American Express and Discover, and maintains a private-label credit program, the National Home Centers Home Project Plus Card, administered by Household Retail Services, Inc. Approximately 30% of NHC's retail sales were made on third-party and proprietary credit cards in fiscal 1997.

MARKETING

     Management believes that its strongest marketing tools are exceptional customer service and everyday low prices. Because many retail customers make buying decisions in the store, NHC focuses its marketing efforts on maintaining a well-stocked inventory and superior service to encourage add-on sales which augment the average purchase. As a result of this approach, NHC spent 0.71% of sales on advertising in fiscal 1997, primarily on seasonal direct mail advertising for special promotions and to reinforce customer awareness of its everyday low pricing. Television advertising will be significantly reduced in fiscal year 1998.

     NHC offers various volume-oriented price levels to professional contractors to promote larger purchases. The Company's computerized pricing system permits sales personnel to provide consistent quantity discounts and immediate response to customer requests for discounts on volume purchases.

     For the past 20 years, the Company has offered professional contractors a travel incentive program in which customers earn, through their purchases, credit toward trips arranged each year by the Company. The program, which has been highly successful in helping the Company increase its share of the professional contractor business, gives the Company an opportunity to present product seminars during each trip. There are currently 245 customers signed up for a fall 1998 trip to Switzerland. Builders qualify for the travel incentive program by purchasing certain volumes of materials and by making timely payments each month.

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

     The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its programs and systems to identify potential year 2000 compliance problems. These actions are necessary to ensure that the programs and systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's programs and systems will be necessary to make such programs and systems year 2000 compliant. The Company is communicating with suppliers and others to coordinate year 2000 conversion. Based on present information, the Company believes that it will be able to achieve year 2000 compliance by upgrading its key programs and systems to those that are already year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company does not expect expenditures associated with achieving year 2000 compliance to have a material effect on its financial results in 1998.

COMPETITION

     NHC operates its stores in four Arkansas markets. For many years, NHC dominated the home improvement industry in Arkansas primarily because these markets lacked competition from national home improvement chains. Once considered to be too small, these markets began to attract several nationally known competitors in their efforts to continue their nationwide expansion. Upon entering these markets, these new competitors offered lower prices than NHC. As a result, NHC has been forced to meet prices on most occasions to remain competitive resulting in a steady decline in gross margins and sales per square foot. The Company's principal competitors in these markets are Lowe's, Home Depot, Sutherlands, Payless Cashways, Meeks, Ridout, and Home Quarters.

PATENTS AND TRADEMARKS

     The Company has obtained federal trademark registration for the service mark National Home Centers(R). The federal registration covers NHC's use of the mark for retail lumber, building materials and hardware store services, but does not contemplate use of the mark on other products.

EMPLOYEES AND LABOR RELATIONS

     As of January 31, 1998, the Company employed 742 persons, consisting of 643 full-time and 99 part-time personnel. Generally, the Company believes that relations with its employees are excellent. None of the Company's employees are represented by a union or covered by a collective bargaining group.

Item 3.  Legal Proceedings.

         From time to time, the Company is involved in lawsuits arising in the ordinary course of business. Such lawsuits have not resulted in any material losses to date.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company is authorized to issue 25,000,000 shares of Common Stock, $.01 par value of which 7,142,251 shares were outstanding as of April 6, 1998, and 5,000,000 shares of Preferred Stock, $1.00 par value, of which no shares were outstanding as of April 6, 1998.

                                 COMMON STOCK

         The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Holders of Common Stock have no preemptive or subscription rights and there are no redemption or conversion rights with respect to such shares. The outstanding shares of Common Stock are fully paid and non-assessable. As of January 31, 1998, the Company's Chairman beneficially owned approximately 62.9% of the outstanding Common Stock.

         The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. See "Dividend Policy."

         At April 6, 1998, the 7,142,251 shares of Common Stock then outstanding were held by approximately 584 persons (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Common Stock is UMB Bank of Kansas City.

         The Company's Common Stock is currently traded on The Nasdaq National Market under the symbol "NHCI." The following table sets forth the quarterly high and low sales price for the Common Stock as reported on The Nasdaq National Market.

                                                       HIGH            LOW
                                                       ----            ---
FISCAL 1996
First Quarter...................................      $3.13           $2.25
Second Quarter..................................       3.25            2.13
Third Quarter...................................       3.00            2.00
Fourth Quarter..................................       2.50            1.50

FISCAL 1997
First Quarter...................................       2.69            1.50
Second Quarter..................................       2.06            1.50
Third Quarter...................................       1.88            0.88
Fourth Quarter..................................       1.38            0.88

FISCAL 1998
First Quarter (through April 6, 1998)...........       2.50            0.88

The Nasdaq Stock Market listing requirements were recently amended. The Company must meet certain requirements by May 28, 1998 to remain listed on The Nasdaq National Market. In the event such listing requirements are not met, the Company may be required to phase-down from the Nasdaq National Market to The SmallCap Market.

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

Item 6.  Selected Financial Data.

         Incorporated by reference from the section captioned "Selected Consolidated Financial Data," page 2 of the National Home Centers, Inc. 1997 Annual Report (the "1997 Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Incorporated by reference from the sections captioned "Management's Discussion and Analysis," pages 3 through 5 of the 1997 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not applicable.

Item 8.  Financial Statements and Supplementary Data.

         Incorporated by reference from the sections captioned "Consolidated Balance Sheets, "Consolidated Statements of Operations and Retained Earnings," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," pages 6 through 18 of the 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

PART III

Item 10.  Directors and Executive Officers of the Registrant.

          Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, June 4, 1998 and Adjournments (the "Proxy Statement").

Item 11.  Executive Compensation.

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Documents filed as a part of this report.

      1.  Financial Statements.

                The following consolidated financial statements of National Home Centers, Inc. and Subsidiary have been incorporated by reference from the 1997 Annual Report into Item 8 of this Report.

          Description

          Consolidated Balance Sheets
          Consolidated Statements of Operations and Retained Earnings Consolidated Statements of Cash Flows
          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

      2.  Financial Statement Schedules.

          The information required to be presented in Schedule II Valuation and Qualifying Accounts is presented in Note 9 of the Notes to Consolidated Financial Statements.

      3.  Exhibits required by Item 601 of Regulation S-K.


          Exhibit No.        Description
          -----------        -----------

             3.1 Amended and Restated Articles of Incorporation of the Company./1/

             3.2             Amended and Restated By-Laws of the Company./1/

             4.1             Form of the Company's Common Stock Certificate.1

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

            10.27 Merchant Agreement dated March 16, 1995 between the Company and Household Bank (Illinois), N.A./7/

            10.28 Note and Security Agreement dated August 30, 1995 between the Company and NationsBank Leasing Corporation./8/

            10.29 Loan and Security Agreement dated December 19, 1995 between the Company and BankAmerica Business Credit, Inc./9/

            10.30 Form of the Company's 401(k) Adoption Agreement with First Tennessee National Bank as Trustee./9/

            10.31            Waiver letter from BankAmerica dated April 8,
                             1997./12/

            10.32            1996 Long-Term Performance Plan./12/

            10.33 First Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc./10/

            10.34 Term Loan Agreement dated September 25, 1996 between the Company and NBD Bank./11/

            10.35            Waiver letter from BankAmerica dated January 28,
                             1998.

            10.36 Second Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated April 30, 1997.

            10.37 Third Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated February 23, 1998.

            10.38 Fourth Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated April 1, 1998.

            11.1             Computation of Loss Per Share.

            13.1 National Home Centers, Inc. 1997 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

            21.1             Subsidiaries of the Company./1/

            23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants.

            27.1             Financial Data Schedule.

(b) Reports on Form 8-K.

    The Company did not file any Current Reports on Form 8-K during fiscal 1997.


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

/12/ Incorporated by reference from National Home Centers, Inc. Annual Report on
     Form 10-K for the period ending January 31, 1997, filed with Securities and Exchange Commission on May 1, 1997.


                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NATIONAL HOME CENTERS, INC.


         April 30, 1998                 By
                                          ------------------------------------
                                          Dwain A. Newman
                                          Chairman of the Board and
                                            Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         April 30, 1998                 By
                                          ------------------------------------
                                          Dwain A. Newman
                                          Chairman of the Board, Chief Executive
                                            Officer and Director


         April 30, 1998                 By
                                          ------------------------------------
                                          Danny R. Funderburg
                                          President, Chief Operating Officer
                                            and Director


         April 30, 1998                 By
                                          ------------------------------------
                                          Roger A. Holman
                                          Vice President, Purchasing - Marketing
                                            and Director


         April 30, 1998                 By
                                          ------------------------------------
                                          Larry C. Chumley
                                          President, Contractor Division and
                                            Director

         April 30, 1998                 By
                                          ------------------------------------
                                          Brent A. Hanby

                                          Executive Vice President,
                                          Chief Financial Officer and
                                            Director

         April 30, 1998                 By
                                          ------------------------------------
                                          Richard D. Denison
                                            Director



         April 30, 1998                 By
                                          ------------------------------------
                                          David W. Truetzel
                                            Director

                               INDEX OF EXHIBITS


          Exhibit No.        DESCRIPTION
          -----------        -----------

             3.1 Amended and Restated Articles of Incorporation of the Company./1/

             3.2             Amended and Restated By-Laws of the Company./1/

             4.1             Form of the Company's Common Stock Certificate.1

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

            10.27 Merchant Agreement dated March 16, 1995 between the Company and Household Bank (Illinois), N.A./7/

            10.28 Note and Security Agreement dated August 30, 1995 between the Company and NationsBank Leasing Corporation./8/

            10.29 Loan and Security Agreement dated December 19, 1995 between the Company and BankAmerica Business Credit, Inc./9/

            10.30 Form of the Company's 401(k) Adoption Agreement with First Tennessee National Bank as Trustee./9/

            10.31            Waiver letter from BankAmerica dated April 8,
                             1997./12/

            10.32            1996 Long-Term Performance Plan./12/

            10.33 First Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc./10/

            10.34 Term Loan Agreement dated September 25, 1996 between the Company and NBD Bank./11/

            10.35            Waiver letter from BankAmerica dated January 28,
                             1998.

            10.36 Second Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated April 30, 1997.

            10.37 Third Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated February 23, 1998.

            10.38 Fourth Amendment to Loan and Security Agreement with BankAmerica Business Credit, Inc. dated April 1, 1998.

            11.1             Computation of Loss Per Share.

            13.1 National Home Centers, Inc. 1997 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

            21.1             Subsidiaries of the Company./1/

            23.1 Consent of Arthur Andersen LLP, Independent Certified Public Accountants.

            27.1             Financial Data Schedule.