Form 10-K/A
period 1998-01-31
NATIONAL HOME CENTERS INC
filed 1998-05-28
CIK 899630

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
            ______________________________________________________

                                  FORM 10-K/A
(Mark One)

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     National Home Centers, Inc. Annual Report for fiscal year ended January 31, 1998 (certain portions incorporated by reference into Part II)

     Proxy Statement for Annual Meeting of Stockholders, June 4, 1998 and Adjournments (certain portions incorporated by reference into Part III)

ITEM 14

        The text of Exhibit 13.1 as filed on May 1, 1998 is deleted in its entirety and replaced with the attached Exhibit 13.1.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL HOME CENTERS, INC.



                May 28, 1998            By  /s/ Brent A. Hanby
                                           -----------------------------
                                           Brent A. Hanby
                                           Executive Vice President,
                                           Chief Financial Officer and
                                             Director