Form 10-Q
period 1998-04-30
NATIONAL HOME CENTERS INC
filed 1998-06-15
CIK 899630

--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  April 30, 1998.

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
                                                 ------       ------


     As of June 12, 1998 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

==================================================================================================
                                                                 APRIL 30,           JANUARY 31,
                                                                    1998                1998
ASSETS                                                          (Unaudited)              (1)
--------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                    $        98,295              111,543
   Accounts Receivable                                          10,131,915            9,970,843
   Income Tax Refunds Receivable                                   517,118              517,118
   Inventories                                                  17,332,997           19,173,468
   Other                                                           549,451              593,901
--------------------------------------------------------------------------------------------------

      Total Current Assets                                      28,629,776           30,366,873
--------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                   39,011,813           42,030,892
Less Accumulated Depreciation                                   13,121,461           12,745,131
--------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                         25,890,352           29,285,761
--------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                2,465,506            2,137,770
--------------------------------------------------------------------------------------------------

                                                           $    56,985,634           61,790,404
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                  $     8,075,993            9,113,391
   Trade Accounts Payable                                       12,966,948           13,200,065
   Accrued Expenses and Other                                    3,928,087            4,003,643
--------------------------------------------------------------------------------------------------

      Total Current Liabilities                                 24,971,028           26,317,099
--------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                  21,507,879           23,323,447
Stockholders' Equity                                            10,506,727           12,149,858
--------------------------------------------------------------------------------------------------

                                                           $    56,985,634           61,790,404
==================================================================================================

(1) January 31, 1998 balances are condensed from the audited consolidated balance sheet.

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                      NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================
                                                    THREE MONTHS ENDED
                                                          APRIL 30,
                                             ----------------------------------
(Unaudited)                                        1998              1997
-------------------------------------------------------------------------------
NET SALES                                      $   29,185,813       36,215,726
COST OF SALES                                      23,001,645       27,661,937
------------------------------------------------------------------------------

     GROSS PROFIT                                   6,184,168        8,553,789
------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits                          4,494,024        5,532,153
     Rent                                             437,178          580,157
     Depreciation and Amortization                    543,142          818,449
     Other                                          1,576,046        1,549,625
------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                      7,050,390        8,480,384
------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)                     (866,222)          73,405
Interest Expense                                      776,909          896,337
------------------------------------------------------------------------------

    Loss Before Income Taxes                       (1,643,131)        (822,932)
Income Taxes                                                0         (279,798)
------------------------------------------------------------------------------

     NET LOSS                                  $   (1,643,131)        (543,134)
================================================================================

LOSS PER SHARE                                 $        (0.23)           (0.08)
================================================================================

Weighted Average Number of
     Common Shares Outstanding                      7,142,251        7,142,251
================================================================================

          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------

                                                                             THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                              -----------------------------------------
(Unaudited)                                                              1998                 1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $       (1,643,131)            (543,134)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operating Activities:
        Depreciation and Amortization                                      543,142              818,449
        Loss (Gain) on Disposal of Property, Plant and                     144,363              (34,536)
         Equipment
        Increase in Cash Surrender Value of Life Insurance                 (77,960)             (12,000)
        Deferred Income Tax Benefit                                              0              (22,028)
        Changes in Assets and Liabilities:
           Accounts Receivable                                            (161,072)          (1,717,915)
           Inventories                                                   1,840,471             (891,327)
           Other Current Assets                                             44,450             (361,734)
           Accounts Payable                                               (233,117)           3,090,997
           Other Current Liabilities                                       (75,556)            (285,670)
-------------------------------------------------------------------------------------------------------

             Net Cash Provided by Operating Activities                     381,590               41,102
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                              (21,216)            (111,691)
   Proceeds from Sale of Property, Plant and Equipment                   2,771,961               62,314
   Increase in Other Assets                                               (292,617)            (279,346)
-------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing                    2,458,128             (328,723)
              Activities
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                          1,126,961            2,668,755
   Repayments of Long-Term Debt                                         (3,979,927)          (2,384,908)
-------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing                   (2,852,966)             283,847
              Activities
-------------------------------------------------------------------------------------------------------
NET DECREASE  IN CASH                                                      (13,248)              (3,774)
Cash at Beginning of Period                                                111,543              134,086
-------------------------------------------------------------------------------------------------------

Cash at End of Period                                           $           98,295              130,312
-------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                $          771,250              904,856
-------------------------------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 APRIL 30, 1998

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed
                                             --------------------------
     with the Commission on April 30, 1998, as amended on May 28, 1998.

2.   Income Taxes
     ------------

     As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of net operating loss
     (NOL) and other tax carryforwards, no income tax benefit has been recorded for the three months ended April 30, 1998.


ITEM 2
------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ----------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

                                    GENERAL
                                    -------

National Home Centers, Inc. ("the Company") is a full line retailer of home improvement products and building materials, with nine locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas, Oklahoma, Missouri and Kansas.

Over the last year, the Company has experienced increased competition in its markets from other national and/or regional chains which are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. During 1997, the Company announced plans to restructure its operations which included closing several stores. During 1997, the Company closed stores in Conway and Rogers. During the first quarter of 1998, the Company closed two additional stores in Little Rock and Fayetteville. In addition, management has announced plans to reduce the home center portion of the Russellville store and plans to sell the West Rogers store. Closing these stores will eliminate the continued losses which these stores have incurred and will provide cash as a result of selling the related assets, including real estate.

                             RESULTS OF OPERATIONS
                             ---------------------

Three Months Ended April 30, 1998 and 1997
------------------------------------------

Net sales for the first quarter of fiscal 1998 were down 19% to $29.2 million, compared to $36.2 million for the first quarter of fiscal 1997. Comparable store sales in the first quarter of fiscal 1998 were down 10% over the same period of fiscal 1997. Net loss for the first quarter of fiscal 1998 was $1,643,000 or $0.23 per share, compared with a net loss for the first quarter of fiscal 1997 of $543,000 or $0.08 per share. The decrease in sales was primarily due to increased competition and the closing of the four stores discussed above.

Gross profit as a percentage of net sales for the first quarter of fiscal 1998 decreased to 21.2% from 23.6% for the same period last year. Increased competition and promotional pricing led to the decrease in gross margin .

Selling, general and administrative expenses increased to 24.2% of net sales for the first quarter of fiscal 1998 compared to 23.4% of net sales for the same period last year. The increase in expenses as a percent of sales is primarily due to the lower sales volume.

Net interest expense as a percentage of net sales was 2.7% for the quarter ended April 30, 1998, compared to 2.5% for the same period last year, primarily due to increased interest rates.


                        LIQUIDITY AND CAPITAL RESOURCES
                        -------------------------------

The Company's working capital at April 30, 1998 decreased to $3.7 million from $4.0 million at January 31, 1998, due to a decrease in inventories. Accounts payable have also decreased as a result of the lower inventory purchases and current installments of long-term debt have decreased due to early retirement of debt.

The Company's primary capital needs are to finance operations. During the three months ended April 30, 1998, operating activities provided net cash of $0.4 million. Primary sources of cash from operating activities included approximately $1.8 million from decreases in inventories. The net loss for the period, adjusted for depreciation and amortization, used approximately $1.1 million in cash.

Net cash provided by investing activities for the first three months of fiscal 1998 was approximately $2.5 million, principally due to proceeds from the sale of equipment at the closed stores and sales of real estate. Net cash used in financing activities during the first three months of fiscal 1998 totaled approximately $2.9 million, primarily from repayments of long-term borrowings with the proceeds from the equipment and real estate sales.

At April 30, 1998, the Company owed a bank $15.0 million under its revolving credit agreement, which expires in December, 1999. Borrowings under the agreement are based on the bank's Reference Rate, which reflects the bank's prime rate, plus 1.5%. The facility limits availability to a borrowing base of 85% and 60% of eligible accounts receivable and inventory, respectively, with inventories capped at $14 million. As of April 30, 1998, the Company had approximately $1.9 million of additional available borrowing capacity under the revolving credit agreement.

Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. In addition, the agreement requires the Company to comply with the following financial covenants: (i) minimum interest coverage ratio, (ii) minimum adjusted tangible net worth, and (iii) debt-to-adjusted tangible net worth ratio. The Company was in default with respect to each of these covenants at January 31, 1998; however, the bank has agreed to permanently waive compliance with respect to such defaults and to amend the covenants. As of April 1, 1998, the financial covenants were amended requiring: (i) minimum earnings before interest, income taxes, depreciation and amortization (EBITDA), (ii) minimum adjusted tangible net worth, and (iii) minimum availability. On June 11, 1998, the Company signed a commitment letter with a new lender for a four year, $20 million revolving line of credit. This transaction is expected to close prior to July 15, 1998.

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to consummate pending real estate transactions; the implementation of the results of the previously disclosed Arthur Andersen engagement; the Co mpany's ability to maintain adequate levels of vendor support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
                Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.
                Not applicable.

Item 3.  Defaults Upon Senior Securities.
                Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
                Not applicable.

Item 5.  Other Information.
                Not applicable.

Item 6.  Exhibits and Reports on Form 8K.

(a)  Exhibits           Description of Exhibit            Sequentially Numbered
     Exhibits No.       ----------------------            ---------------------
     ------------                                                  Page
                                                                   ----
           10.1   Commitment letter from NationsCredit            10 - 14
                  Commercial Funding

           27.1   Financial Data Schedule                         15 - 16

(b)  Reports on Form 8-K.
       Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                   NATIONAL HOME CENTERS, INC.


Date:  June 12, 1998                           /s/ Dwain A. Newman
                                               --------------------------------
                                                   Dwain A. Newman
                                                   Chief Executive Officer and
                                                   Chairman


Date:  June 12, 1998                           /s/ Brent A. Hanby
                                               --------------------------------
                                                   Brent A. Hanby
                                                   Executive Vice President and
                                                   Chief Financial Officer