Form 10-Q
period 1998-07-31
NATIONAL HOME CENTERS INC
filed 1998-09-15
CIK 899630

--------------------------------------------------------------------------------


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended  July 31, 1998.

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

     As of September 14, 1998 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

==================================================================================================
                                                                  JULY 31,           JANUARY 31,
                                                                   1998                 1998
ASSETS                                                          (Unaudited)              (1)
--------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                    $           82,083              111,543
   Accounts Receivable                                              9,587,708            9,970,843
   Income Tax Refunds Receivable                                            0              517,118
   Inventories                                                     12,701,318           19,173,468
   Other                                                              523,613              593,901
--------------------------------------------------------------------------------------------------

      Total Current Assets                                         22,894,722           30,366,873
--------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                      19,886,165           42,030,892
Less Accumulated Depreciation                                      10,600,358           12,745,131
--------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                             9,285,807           29,285,761
--------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                   2,775,362            2,137,770
--------------------------------------------------------------------------------------------------

                                                           $       34,955,891           61,790,404
==================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                  $        1,243,574            9,113,391
   Accounts Payable                                                 8,989,278           13,200,065
   Accrued Expenses                                                 3,242,465            4,003,643
--------------------------------------------------------------------------------------------------

      Total Current Liabilities                                    13,475,317           26,317,099
--------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                     10,854,604           23,323,447
Stockholders' Equity                                               10,625,970           12,149,858
--------------------------------------------------------------------------------------------------

                                                           $       34,955,891           61,790,404
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

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                        NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

==========================================================================================================================
                                                        THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                             JULY 31,                                  JULY 31,
                                               ---------------------------------------------------------------------------
(Unaudited)                                          1998                1997                 1998                 1997
--------------------------------------------------------------------------------------------------------------------------
NET SALES                                      $  31,322,213          43,667,104           60,508,026           79,882,830
COST OF SALES                                     24,533,781          33,681,775           47,535,426           61,343,712
--------------------------------------------------------------------------------------------------------------------------

     GROSS PROFIT                                  6,788,432           9,985,329           12,972,600           18,539,118
--------------------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits                         4,222,869           5,946,128            8,716,893           11,478,281
     Rent                                            461,108             557,490              898,286            1,137,647
     Depreciation and Amortization                   518,021             815,094            1,061,162            1,633,543
     Other                                           794,972           2,261,344            2,371,019            3,810,969
--------------------------------------------------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                     5,996,970           9,580,056           13,047,360           18,060,440
--------------------------------------------------------------------------------------------------------------------------

         OPERATING INCOME (LOSS)                     791,462             405,273              (74,760)             478,678
Interest Expense                                     672,219             977,799            1,449,128            1,874,136
--------------------------------------------------------------------------------------------------------------------------

    Earnings (Loss) Before Income Taxes              119,243            (572,526)          (1,523,888)          (1,395,458)
Income Taxes                                               0            (194,658)                   0             (474,456)
--------------------------------------------------------------------------------------------------------------------------

     NET EARNINGS (LOSS)                       $     119,243            (377,868)          (1,523,888)            (921,002)
==========================================================================================================================

EARNINGS (LOSS) PER SHARE                      $        0.02               (0.05)               (0.21)               (0.13)
==========================================================================================================================

Weighted Average Number of
     Common Shares Outstanding                     7,142,251           7,142,251            7,142,251            7,142,251
==========================================================================================================================

SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                               NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
=======================================================================================================

                                                                              SIX MONTHS ENDED
                                                                                  JULY 31,
                                                                ---------------------------------------
(Unaudited)                                                              1998                 1997
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                     $       (1,523,888)            (921,002)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by Operating Activities:
        Depreciation and Amortization                                    1,061,162            1,633,543
        Gain on Disposal of Property, Plant and Equipment                 (431,055)             (81,854)
        Increase in Cash Surrender Value of Life Insurance                 (77,960)             (12,000)
        Deferred Income Tax Benefit                                              0             (220,937)
        Changes in Assets and Liabilities:
           Accounts Receivable                                             383,135           (3,424,454)
           Inventories                                                   6,472,150            1,307,556
           Other Current Assets                                            587,406            1,062,613
           Accounts Payable                                             (4,210,787)           1,732,292
           Accrued Expenses                                               (761,178)             296,338
-------------------------------------------------------------------------------------------------------

             Net Cash Provided by Operating Activities                   1,498,985            1,372,095
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                              (32,841)            (166,193)
   Proceeds from Sale of Property, Plant and Equipment                  19,484,453               65,814
   Increase in Other Assets                                               (641,397)            (187,539)
-------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing                   18,810,215             (287,918)
              Activities
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                          8,966,337            3,057,257
   Repayments of Long-Term Debt                                        (29,304,997)          (4,142,759)
-------------------------------------------------------------------------------------------------------

             Net Cash Used In Financing Activities                     (20,338,660)          (1,085,502)
-------------------------------------------------------------------------------------------------------
NET DECREASE  IN CASH                                                      (29,460)              (1,325)
Cash at Beginning of Period                                                111,543              134,086
-------------------------------------------------------------------------------------------------------

Cash at End of Period                                           $           82,083              132,761
=======================================================================================================
SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                $        1,610,833            1,860,855
   Accounts Receivable for Sale of Other Assets                                  0              337,662
   Issuance of Notes Payable for Payment of Account Payable                      0              200,000
=======================================================================================================


SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                 JULY 31, 1998

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended July 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April 30, 1998, as amended on May 28, 1998.

2.   Income Taxes

     As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of net operating loss
     (NOL) and other tax carryforwards, no income tax benefit has been recorded for the three months and six months ended July 31, 1998.


ITEM 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

                                    GENERAL

National Home Centers, Inc. ("the Company") is a full line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas and also in Oklahoma, Missouri and Kansas.

Over the past several years, the Company has experienced increased competition in its markets from other national and/or regional chains which are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. During 1997, the Company announced plans to restructure its operations which included closing several stores. During 1997, the Company closed stores in Conway and Rogers. During the first quarter of 1998, the Company closed two stores in Little Rock and Fayetteville and closed the west Rogers store during the second quarter of 1998. In addition, management has announced plans to reduce the home center portion of the Russellville store. Closing these stores has eliminated the continued losses which these stores have incurred and provided cash as a result of selling the related assets, including real estate.

The significant decreases in inventories, fixed assets, long-term debt and accounts payable as of July 31, 1998, compared to January 31, 1998, reflect the results of these restructuring steps. Certain real estate and equipment associated with the closed stores, and certain other real estate, were sold, providing cash of approximately $19 million. In addition, inventory levels have been reduced by approximately $6.5 million, primarily as a result of closing stores. Cash generated by the restructuring has been used primarily to reduce long-term debt and accounts payable, which have decreased approximately $20.0 million and $4.2 million, respectively, at July 31, 1998, compared to January 31, 1998.

                             RESULTS OF OPERATIONS

Three Months Ended July 31, 1998 and 1997

Net sales for the second quarter of fiscal 1998 were down 28% to $31.3 million, compared to $43.6 million for the second quarter of fiscal 1997. Comparable store sales in the second quarter of fiscal 1998 were down 14 % over the same period of fiscal 1997. Net income for the second quarter of fiscal 1998 was $119,000 or $0.02 per share, compared with net loss for the second quarter of fiscal 1997 of $378,000, or $0.05 per share. The decrease in sales and increase in net income was primarily due to increased competition and the closing of the five stores discussed above.

Gross profit as a percentage of net sales for the second quarter of fiscal 1997 decreased to 21.7% from 22.9% for the same period last year. Increased competition and a change in customer mix led to the decrease in gross margin. As a result of the closing of the supercenters, the customer mix has shifted to a higher percentage of contractor sales versus retail sales. Generally, contractor sales tend to have a lower gross profit than retail sales.

Selling, general and administrative expenses decreased to 19.1% of net sales for the second quarter of fiscal 1998 compared to 21.9% of net sales for the same period last year. This decrease in expenses is primarily a result of the store closings discussed above.

Net interest expense as a percentage of net sales was 2.1% for the quarter ended July 31, 1998, compared to 2.2% for the same period last year.


Six Months Ended July 31, 1998 and 1997

Net sales for the six months ended July 31, 1998 were down 24% to $60.5 million, compared to $79.9 million for the same period of fiscal 1997. Comparable store sales for the six months ended July 31, 1998 were down 12% over the same period
of fiscal 1997.   Closing of the stores discussed above has decreased sales
volume, along with increased competition.

Gross profit as a percentage of net sales for the first six months of fiscal 1998 decreased to 21.4% from 23.2% for the same period last year. Increased competition and a change in customer mix led to the decrease in gross margin. As a result of the closing of the supercenters, the customer mix has shifted to a higher percentage of contractor sales versus retail sales. Generally, contractor sales tend to have a lower gross profit than retail sales.

Selling general and administrative expenses decreased to 21.5% of net sales for the first six months of fiscal 1998, compared to 22.6% of net sales for the same period last year. This decrease is primarily from the closing of the stores and a continual effort to reduce operating expenses.

Net interest expense as a percentage of net sales was 2.4% for the six months ended July 31, 1998, compared to 2.3% for the same period last year.

                        LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at July 31, 1998 increased to $9.4 million from $4.0 million at January 31, 1998, primarily due to decreases in current installments of long-term debt as a result of early retirement of debt.

The Company's primary capital needs are to finance operations. During the six months ended July 31, 1998, operating activities provided net cash of $2.0 million. Primary sources of cash from operating activities included approximately $6.5 million from decreases in inventories. The primary uses of cash were the net loss for the period, adjusted for depreciation and amortization, of $0.4 million and decreases in accounts payable of $4.2 million.

Net cash provided by investing activities for the first six months of fiscal 1998 was approximately $18.8 million, principally due to sales of real estate and equipment of the closed stores. Net cash used in financing activities during the first six months of fiscal 1998 totaled approximately $20.3 million, primarily from net repayments of long-term borrowings.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% and 65% of eligible accounts receivable and inventory, respectively, with each capped at $10 million. The facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $6.7 million under the revolving credit agreement as of July 31, 1998.

Also as of July 31, 1998, the Company is generally current with all accounts payable vendors and began utilizing discounts on payments made to vendors which supply inventory to the Company.

                             YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its programs and systems to identify potential year 2000 compliance problems. These actions are necessary to ensure the programs and systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's programs and systems will be necessary to make such programs and systems year 2000 compliant. The Company is communicating with suppliers and others to coordinate year 2000 conversion. Based on present information, the Company believes that it will be able to achieve year 2000 compliance by upgrading its key programs and systems to those that are already year 2000 compliant. However, no assurance can be given that these efforts will be successful. The Company does not expect expenditures associated with achieving year 2000 compliance to have a material effect on its financial results in 1998.

                          FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to make its management information systems year 2000 compliant; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

                    IMPACT OF INFLATION AND CHANGING PRICES

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments and believes that its exposure to market risks associated with other financial instruments (such as investments) are not material.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

     The Company is not a party to any material pending legal proceedings. The Company at times does have routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company held its Annual Meeting of Stockholders on June 4, 1998. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 7,465,958 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 6,653,352 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:


     Election of Directors:

          Name                          For           Authority Withheld

          Larry C. Chumley           6,626,311              27,041
          Richard D. Denison         6,627,711              25,641
          Danny R. Funderburg        6,625,389              27,963
          Brent A. Hanby             6,626,611              26,741
          Roger A. Holman            6,626,711              26,641
          Dwain A. Newman            6,624,889              28,463
          David W. Truetzel          6,627,618              25,734

     No other matters to be voted upon were brought before the meeting.

ITEM 5.   OTHER INFORMATION.

On July 15, 1998 the Company sold the real property and improvements associated with its closed Fayetteville, Arkansas supercenter to Home Depot, Inc. for $6.5 million. On July 30, 1998, the Company sold the real property, improvements and fixed assets associated with its closed west Rogers, Arkansas supercenter to Lowe's Companies, Inc. for $10.85 million. Proceeds of the sales were used to reduce indebtedness associated with the properties and for general working capital.

The SEC requires a registrant to provide stockholders notice of deadlines for timely submission of certain types of stockholder proposals that stockholders wish to present for a vote at a registrant's annual meeting. These deadlines are set based on certain SEC rules as they relate to the registrant's annual meeting date and relevant provisions of its charter and by-laws. Set forth below are the deadlines applicable to the Company's stockholders. The Company's Board of Directors has not yet acted to set a 1999 annual meeting date, thus the following dates are based on an assumed annual meeting date of June 3, 1999 and assumed proxy statement mailing date of April 30, 1999 for the Company's 1999 annual meeting.

Stockholder proposals submitted outside the process of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, must be received by March 3, 1999, or they will be considered untimely. In the event a stockholder does not timely notify the Company concerning stockholder proposals, the Company will have the right to exercise its discretionary authority (through the right conferred upon its proxies) to vote against such stockho lder proposal.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a)     Exhibits            Description of Exhibit               Sequentially
        Exhibits No.                                             Numbered Page

           10.1        Loan and Security agreement with              12-60
                       NationsCredit Commercial Funding

           10.2        Real Property Purchase Agreement between      61-71
                       National Home Centers, Inc. and Home
                       Depot U.S.A., Inc.

           10.3        Agreement to Sell and Purchase Real           72-92
                       Estate between National Home Centers,
                       Inc. and Lowe's Home Centers, Inc.

           27.1        Financial Data Schedule                       93-94

(b)     Reports on Form 8-K.

           Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                      NATIONAL HOME CENTERS, INC.
                                      ---------------------------

Date:  September 14, 1998             /s/ Dwain A. Newman
                                      ---------------------------
                                      Dwain A. Newman
                                      Chief Executive Officer and
                                      Chairman



Date:  September 14, 1998             /s/ Brent A. Hanby
                                      ---------------------------
                                      Brent A. Hanby
                                      Executive Vice President and
                                      Chief Financial Officer