Form 10-Q
period 1998-10-31
NATIONAL HOME CENTERS INC
filed 1998-12-15
CIK 899630

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended October 31, 1998.

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

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

                                 (501) 756-1700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of December 11, 1998 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

================================================================================

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

================================================================================
                                                      OCTOBER 31,     JANUARY 31,
                                                         1998            1998
ASSETS                                                (Unaudited)         (1)
Current Assets:
   Cash                                               $    62,845        111,543
   Accounts Receivable                                  9,236,558      9,970,843
   Income Tax Refunds Receivable                                0        517,118
   Inventories                                         12,624,603     19,173,468
   Other                                                  543,978        593,901
--------------------------------------------------------------------------------

      Total Current Assets                             22,467,984     30,366,873
--------------------------------------------------------------------------------

Property, Plant and Equipment                          19,858,182     42,030,892
Less Accumulated Depreciation                          10,822,036     12,745,131
--------------------------------------------------------------------------------

      Net Property, Plant and Equipment                 9,036,146     29,285,761
--------------------------------------------------------------------------------

Other Assets, Net of Amortization                       2,859,347      2,137,770
--------------------------------------------------------------------------------

                                                      $34,363,477     61,790,404
================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Current Installments of Long-Term Debt             $ 2,872,318      9,113,391
   Accounts Payable                                     5,512,578     13,200,065
   Accrued Expenses                                     2,781,689      4,003,643
--------------------------------------------------------------------------------

      Total Current Liabilities                        11,166,585     26,317,099
--------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments         13,034,116     23,323,447
Stockholders' Equity                                   10,162,776     12,149,858
--------------------------------------------------------------------------------

                                                      $34,363,477     61,790,404
================================================================================

(1) January 31, 1998 balances are condensed from the audited consolidated balance sheet.

     SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

================================================================================================================
                                               THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                   OCTOBER 31,                           OCTOBER 31,
                                        ------------------------------------------------------------------------
(Unaudited)                                 1998                1997               1998               1997
----------------------------------------------------------------------------------------------------------------
NET SALES                               $ 23,642,963         39,279,691         84,150,989        119,162,521
COST OF SALES                             18,327,187         30,892,242         65,862,613         92,235,954
----------------------------------------------------------------------------------------------------------------

     GROSS PROFIT                          5,315,776          8,387,449         18,288,376         26,926,567
----------------------------------------------------------------------------------------------------------------

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES:
     Salaries and Benefits                 3,505,732          5,873,505         12,222,625         17,351,786
     Rent                                    469,236            501,489          1,367,522          1,639,136
     Depreciation and Amortization           342,866            802,054          1,404,028          2,435,597
     Other                                 1,098,031          2,901,419          3,469,050          6,712,388
----------------------------------------------------------------------------------------------------------------
     TOTAL SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES             5,415,865         10,078,467         18,463,225         28,138,907
----------------------------------------------------------------------------------------------------------------

         OPERATING LOSS                     (100,089)        (1,691,018)          (174,849)        (1,212,340)
Interest Expense                             363,105            955,711          1,812,233          2,829,847
----------------------------------------------------------------------------------------------------------------

    Loss Before Income Taxes                (463,194)        (2,646,729)        (1,987,082)        (4,042,187)
Income Taxes                                       0             77,954                  0           (396,502)
----------------------------------------------------------------------------------------------------------------

     NET LOSS                           $   (463,194)        (2,724,683)        (1,987,082)        (3,645,685)
================================================================================================================

LOSS PER SHARE                          $      (0.06)             (0.38)             (0.28)             (0.51)
================================================================================================================

Weighted Average Number of
     Common Shares Outstanding             7,142,251          7,142,251          7,142,251          7,142,251
================================================================================================================

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

======================================================================================================
                                                                             NINE MONTHS ENDED
                                                                                OCTOBER 31,
                                                                      --------------------------------
(Unaudited)                                                                1998              1997
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                           $ (1,987,082)        (3,645,685)
   Adjustments to Reconcile Net Loss to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                    1,404,028          2,435,598
        Loss (Gain) on Disposal of Property, Plant and Equipment          (430,714)            62,379
        Increase in Cash Surrender Value of Life Insurance                 (77,960)           (12,000)
        Deferred Income Tax Benefit                                              0            176,498
        Changes in Assets and Liabilities:
           Accounts Receivable                                             734,285         (2,355,148)
           Inventories                                                   6,548,865          4,736,280
           Other Current Assets                                            567,041            807,461
           Accounts Payable                                             (7,687,487)         2,233,265
           Accrued Expenses                                             (1,221,954)          (260,233)
------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities        (2,150,978)         4,178,415
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to Property, Plant and Equipment                             (104,195)          (225,788)
   Proceeds from Sale of Property, Plant and Equipment                  19,506,753            788,609
   Decrease (Increase) in Other Assets                                    (769,874)            64,684
------------------------------------------------------------------------------------------------------

             Net Cash Provided by Investing Activities                  18,632,684            627,505
------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Long-Term Debt                                         14,087,635          3,348,580
   Repayments of Long-Term Debt                                        (30,618,039)        (8,163,694)
------------------------------------------------------------------------------------------------------

             Net Cash Used in Financing Activities                     (16,530,404)        (4,815,114)
------------------------------------------------------------------------------------------------------
NET DECREASE  IN CASH                                                      (48,698)            (9,194)
Cash at Beginning of Period                                                111,543            134,086
------------------------------------------------------------------------------------------------------

Cash at End of Period                                                 $     62,845            124,892
======================================================================================================

SUPPLEMENTAL DISCLOSURES:
   Interest Paid                                                      $  1,934,783          2,834,751
   Income Taxes Refunded                                                   517,118          1,333,892
   Issuance of Notes Payable for Payment of Accounts Payable                     0          1,600,000
======================================================================================================

           NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                         NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                OCTOBER 31, 1998

1.   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended October 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 1999. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April 30, 1998, as amended on May 28, 1998.

2.   INCOME TAXES


     As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of net operating loss
     (NOL) and other tax carryforwards, no income tax benefit has been recorded for the three months and nine months ended October 31, 1998.

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

Over the past several years, the Company has experienced increased competition in its markets from other national and/or regional chains which are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. During 1997, the Company announced plans to restructure its operations which included decreasing the retail portion of the Company's Business. In 1997, the Company closed stores in Conway and Rogers, Arkansas. During the first quarter of 1998, the Company closed one store in each of Little Rock and Fayetteville, Arkansas. The Company also closed its west Rogers, Arkansas store during the second quarter of 1998. In addition, management is in the process of reducing the home center portion of the Russellville, Arkansas store. By closing these stores, the Company has eliminated recurring losses at those locations, and the sale of assets related to such stores, including real estate, provided the Company with cash.

Significant decreases in inventories, fixed assets, long-term debt, and accounts payable as of October 31, 1998, compared to January 31, 1998, are the result of these restructuring steps. The sale of certain real estate and equipment associated with the closed stores, and certain other real estate, provided the Company with cash of approximately $19 million. In addition, inventory levels have been reduced by approximately $6.5 million, primarily as a result of store closings. The Company used the cash generated by the restructuring essentially to reduce long-term debt and accounts payable, which have decreased approximately $16.5 million and $7.7 million, respectively, at October 31, 1998, compared to January 31, 1998.


                             RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 1998 AND 1997

Net sales for the third quarter of fiscal 1998 were down 40% to $23.6 million, compared to $39.3 million for the third quarter of fiscal 1997. Comparable store sales in the third quarter of fiscal 1998 were down 15% over the same period of fiscal 1997. Net loss for the third quarter of fiscal 1998 was $463,000 or $0.06 per share, compared with net loss for the third quarter of fiscal 1997 of $2,725,000 or $0.38 per share. The decrease in sales and net loss was due to the restructuring efforts which involved the closing of the five stores discussed above. The Company operated eight stores at the end of the quarter versus thirteen in the same period a year ago. For the quarter, the Company's revenues consisted of 76% to professional contractors and 24% to retail customers versus 56% and 44%, respectively, in the third quarter last year.

Gross profit as a percentage of net sales for the third quarter of fiscal 1998 increased to 22.5% from 21.4% for the same period last year. The increase in gross profit percentage is a result of more discounts earned in the 3rd quarter of 1998 and the effects of closing the Conway, Arkansas home center store in the 3rd quarter of 1997.

Selling, general and administrative expenses decreased to 22.9% of net sales for the third quarter of fiscal 1998 compared to 25.7% of net sales for the same period last year. This decrease in expenses is primarily a result of the store closings discussed above.

Net interest expense as a percentage of net sales was 1.5% for the quarter ended October 31, 1998, compared to 2.4% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.


NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997

Net sales for the nine months ended October 31, 1998 decreased 29% to $84.2 million, compared to $119.2 million for the same period of fiscal 1997. Comparable store sales for the nine months ended October 31, 1998 decreased 13% over the same period of fiscal 1997. Store closings, along with increased competition, resulted in decreased sales.

Gross profit as a percentage of net sales for the first nine months of fiscal 1998 decreased to 21.7% from 22.6% for the same period last year. Increased competition and a change in customer mix led to the decrease in gross margin. As a result of the closing of the supercenters, the customer mix has shifted to a higher percentage of contractor sales versus retail sales. Generally, contractor sales tend to have a lower gross profit than retail sales. For the nine month period, the Company's gross sales consisted of 67% to professional contractors and 33% to retail customers versus 55% and 45%, respectively, for the same nine month period last year.

Selling general and administrative expenses decreased to 21.9% of net sales for the first nine months of fiscal 1998, compared to 23.6% of net sales for the same period last year. This decrease is primarily from the closing of the stores and a continual effort to reduce operating expenses.

Net interest expense as a percentage of net sales was 2.2% for the nine months ended October 31, 1998, compared to 2.4% for the same period last year.


                        LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at October 31, 1998 increased to $11.3 million from $4.0 million at January 31, 1998, primarily due to decreases in current installments of long-term debt as a result of early retirement of debt.

The Company's primary capital needs are to finance operations. During the nine months ended October 31, 1998, operating activities used net cash of $2.2 million. Primary sources of cash from operating activities included approximately $6.5 million from decreases in inventories. The primary uses of cash were the net loss for the period, adjusted for depreciation and amortization, of $0.6 million and decreases in accounts payable of $7.7 million.

Net cash provided by investing activities for the first nine months of fiscal 1998 was approximately $18.6 million, principally due to sales of real estate and equipment of the closed stores. Net cash used in financing activities during the first nine months of fiscal 1998 totaled approximately $16.5 million, primarily from net repayments of long-term borrowings.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $1.4 million under the revolving credit agreement as of October 31, 1998.

As of October 31, 1998, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors which supply inventory to the Company.


                              YEAR 2000 COMPLIANCE

The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its programs and systems to identify potential year 2000 compliance problems. These actions are necessary to ensure the programs and systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's programs and systems will be necessary to make such programs and systems year 2000 compliant. The Company is communicating with suppliers and others to coordinate year 2000 conversion. Based on present information, the Company believes that it will be able to achieve year 2000 compliance by upgrading its key programs and systems.
However, no assurance can be given that these efforts will be successful. The Company does not expect expenditures associated with achieving year 2000 compliance to have a material effect on its financial results in 1998 or 1999.


                           FORWARD-LOOKING STATEMENTS

Forward-looking statements in this Form 10-Q are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by some statements made in this Form 10-Q. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to make its management information systems year 2000 compliant; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to implement its restructuring plan, including the disposal of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.


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

                          PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

The Company is not a party to any material pending legal proceedings. The Company is, at times, a party to routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.


ITEM 2.   CHANGES IN SECURITIES.

Not applicable.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5.    OTHER INFORMATION.

As of October 2, 1998, the listing of the Company's common stock moved from the NASDAQ National Market to the NASDAQ SmallCap Market due to recent criteria changes for continued listing on the National Market. The criteria included a minimum bid price of the Company's stock and a minimum market value of shares held by the public. On June 19, 1998, the Company sent a written request for exception to the Listing Qualifications Hearings Panel of NASDAQ, requesting continued listing on the National Market System. NASDAQ denied the request, but determined the Company was eligible for listing on the NASDAQ SmallCap Market.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K.

(a)  Exhibits

                                                         Sequentially Numbered
     Exhibits No.       Description of Exhibit                    Page
     ------------       ----------------------           ---------------------
         27.1           Financial Data Schedule

(b)  Reports on Form 8-K.
     Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                       NATIONAL HOME CENTERS, INC.

Date:  December 11, 1998               /s/ Dwain A. Newman
                                       --------------------------------
                                       Dwain A. Newman
                                       Chief Executive Officer and
                                       Chairman


Date:  December 11, 1998               /s/ Brent A. Hanby
                                       -------------------------------------
                                       Brent A. Hanby
                                       Executive Vice President and
                                       Chief Financial Officer