Form 10-K
period 1999-01-31
NATIONAL HOME CENTERS INC
filed 1999-05-03
CIK 899630

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
            ______________________________________________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 1999.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ___________


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

      Common Stock, $.01 par value traded on the Nasdaq Small Cap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S) 229.405 of this chapter) (is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [_]

     On April 5, 1999, there were outstanding 7,142,251 shares of the registrant's Common Stock, $.01 par value.

     The aggregate market value of the 2,474,239 shares of Common Stock held by non-affiliates of the registrant as of April 5, 1999 was $2,628,879.

     DOCUMENTS INCORPORATED BY REFERENCE

     National Home Centers, Inc. Annual Report for fiscal year ended January 31, 1999 (certain portions incorporated by reference into Part II)

     Proxy Statement for Annual Meeting of Stockholders, June 3, 1999 and Adjournments (certain portions incorporated by reference into Part III)

PART I

Items 1 and 2.  Business and Properties.
                -----------------------

                                  THE COMPANY
Background

          General. National Home Centers, Inc. ("NHC" or the "Company") started its building supply operations in 1972 and opened its first store, serving primarily professional contractors, in 1977. In 1983, NHC began implementing a dual-customer strategy, serving both professional contractors and retail consumers, but in the last several months the focus has shifted to professional contractors. Today, the Company operates one appliance sales warehouse and seven contractor sales locations all in Arkansas, and approximately 70% of its sales are to contractor consumers.

          The Company operates its stores in four Arkansas markets: Northwest Arkansas (2 stores); Little Rock (3 stores); Russellville (2 stores); and Fort Smith (1 store). NHC also operates fabrication facilities for value-added conversion products such as countertops, pre-hung door units, and window units. During the first quarter of 1998, NHC closed its Rodney Parham store in Little Rock and sold its Fayetteville superstore. During the second quarter of 1998, NHC closed and sold its West Rogers store. The Company has also reduced the home center portion of its Russellville store.

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

          The Company operates in the highly competitive home improvement industry. NHC's primary competition comes from other lumberyards, as well as home centers, discount retail stores, supermarkets, warehouse stores, certain specialty stores, traditional hardware, and plumbing and electrical suppliers. The introduction of national and/or regional home improvement stores to NHC's markets has significantly increased competition for market share in recent years. In an attempt to gain market share, these new competitors have offered reduced prices on products similar to those carried by NHC. This has placed pressure on NHC's stores and its prospective sales, gross margins, and operating income. Although NHC's markets are fairly saturated and few national or regional chains are aggressively expanding, it is possible that competition will continue to increase in those markets served by NHC. Such additional competition may adversely affect the Company's future earnings.

          In the previous year, NHC, with assistance from Senn-Delaney, a retail-consulting group affiliated with Arthur Andersen LLP, prepared a business plan (the "Business Plan") based on a realistic assessment of its strengths, weaknesses and competitive position. The Business Plan was designed to reflect the operational, marketing, administrative, and financial components of NHC's turnaround efforts. Many of the components of the Business Plan have been, or are currently being implemented, including (i) stabilization of the Company for the opportunity to return to profitability; and (ii) providing a solid base for continued growth within its core markets. In addition, the Company continues to scrutinize its utilization of resources and methods of doing business in order to maximize the Company's efficiency, cash flow, and competitive ability.

Reduction in Exposure of Retail Assets

          The Company initially entered the retail segment of the market in the early 1980's primarily as a hedge against rising interest rates and reduced housing starts. As a result of the recent drastic increase in competition for the retail home improvement dollar and non-inflationary economic environment, NHC has reevaluated its niche in the industry. The Company has reduced its exposure to the retail segment of the home improvement industry. Because regional contractors have long recognized NHC as a quality operation and because the Company has developed a strong, loyal following of contractors, NHC plans to reemphasize and refocus its efforts on becoming the leader in the professional contractor market. For fiscal 1999, NHC anticipates sales revenues from professional contractors to approach 80-85% of the Company's total revenues. NHC plans to explore industry consolidation possibilities including, but not limited to, acquisition of other contractor-related companies.

          The Company has continued to implement its business plan and expand previous positive results by finalizing the closure of the Rodney Parham and Fayetteville stores during the first quarter of 1998. Also, the Company closed and sold its West Rogers store in the second quarter of 1998 and significantly reduced the home center portion of its Russellville store in the third quarter of fiscal 1998.

Capitalization of the Company

          On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% and 65% of eligible accounts receivable and inventory, respectively, with each capped at $10 million. The facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $2.5 million under the revolving credit agreement as of January 31, 1999.

          Cash from the sale of land parcels, a 10% increase in the inventory advance rate and continued reduction of retail inventory at its existing stores has provided the Company with the source of funds necessary to reduce debt.

Monetize Real Estate Values

          NHC sold several pieces of real estate and buildings that no longer fit in the Company's strategic plan. The following is a table of the properties sold:

--------------------------------------------------------------------------------
            Name                      Debt       Selling Price    Acres
            ----                      ----       -------------    -----
Fort Smith Land                           -0-    $ 1,778,000       7.5
West Rogers Land, Building &
  Equipment                         5,530,000     10,850,000      20.7
S. Fayetteville Land                      -0-      1,830,000      26.1
Fayetteville Land & Building        2,770,000      6,500,000      15.7
Corp. Office Land                         -0-        247,000      14.7
                                   ----------    -----------
Total                              $8,300,000    $21,205,000
--------------------------------------------------------------------------------

          The Company has made significant strides to pay down debt. By doing so, NHC will now be able to focus its efforts on implementing a long-term strategy for continued competition in the home improvement industry. The following highlight these efforts:

          . Outside of normal operating activities, NHC generated approximately $28,000,000 by refinancing existing debt, reducing inventory balances, and monetizing non-producing assets. The majority of this amount was used to reduce accounts payable and other long-term debt.

          . Since July, 1998, the Company has been current with all of its trade vendors, has reestablished credit lines, and is taking advantage of vendor discounts.

          . NHC has improved its capital structure by obtaining more favorable terms on its debt instruments with no financial covenants.

Store Properties

          The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                                        Area in Square Feet
                             Opening                    -------------------     Retail/Contractor            Fabrication
     Store Location           Date       Acreage     Retail      Warehouse         Mix (%)         SKUs      Operations
     --------------           ----       -------     ------      ---------         -------         ----      ----------
I.    Northwest
      Arkansas
      Springdale             11/83         21       49,300       190,000           20/80         15,000         door,
                                                                                                               window
      Bentonville            06/92          6       20,200        18,000            5/95          5,000         door,
                                                                                                               window

II.   Fort Smith
      Fort Smith             12/77         10       31,100       110,000           12/88          9,000         door,
                                                                                                               window

III.  Little Rock
      North Little Rock      10/85         13       96,200       150,000           40/60         27,000         door,
                                                                                                               window
      Conway Contractor      05/93          4            0        30,000           0/100          5,000         door,
                                                                                                               window
      Maumelle               06/93          3            0        20,000           0/100            900

IV.   Russellville
      Russellville           06/93         14       30,000        80,000           25/75         20,000         door,
                                                                                                               window
      Clarksville            09/95          1            0        14,000           0/100          6,000          --
                                                   -------       -------
    Total area                                     226,800       612,000

          The Springdale, Bentonville, Fort Smith and North Little Rock stores are leased from the Company's chairman and his spouse. The Clarksville, Maumelle and a portion of the Russellville properties are leased from third parties. Lease terms for these properties range from 10 to 15 years and provide for renewal options. The Conway contractor and a portion of the Russellville property are owned by the Company.

          The Company owns the land and building for the closed Conway retail store and leases approximately one-third of the store to Office Depot, Inc. Mr. Newman released the Company from the Cabinet Craft lease on April 1, 1998, and the Rogers contractor lease as of May 1, 1998. The Rodney Parham store is leased from an unaffiliated third party. The Company subleases approximately one-half of the store to SteinMart, Inc. The Company is attempting to find a suitable sublease tenant for the remainder of the building on the lease which expires June 30, 2003.

          On July 15, 1998, the Company sold the real property and improvements associated with its closed Fayetteville, Arkansas, supercenter to Home Depot, Inc. for $6.5 million. On July 30, 1998, the Company sold the real property, improvements and certain fixed assets associated with its closed west Rogers, Arkansas, supercenter to Lowe's Companies, Inc. for $10.85 million. Proceeds of the sales were used to reduce indebtedness associated with the properties and for general working capital.

          The Company owns a thirty (30) acre parcel in Branson, Missouri. The parcel is owned free of debt and has been placed on the market for sale.

Fabrication Facilities

          NHC maintains fabrication facilities in Springdale, Bentonville, Fort Smith, Russellville, Conway and North Little Rock for value-added conversion products, such as counter tops, pre-hung door units and window units. Management believes that this vertical integration provides an advantage in serving professional contractors by offering them a wide variety of products at competitive prices, thus encouraging increased sales. The Company's door shops are equipped with modern, automated machinery and are capable of producing high-quality interior and exterior door units at competitive prices. The Company manufactures over 9,000 pre-hung door units per month. Door shops, which also are equipped and staffed to custom cut and produce laminated kitchen and bath counter tops, serve both retail customers and professional contractors and enable the Company to provide prompt, local service at lower costs. Management believes that its fabrication facilities are adequate to meet existing and foreseeable needs.

Products

          The Company's stores offer a large selection of lumber, building materials, hardware and tools, electrical and plumbing supplies, paint, lighting, home decor, pre-hung doors, windows, appliances, cabinets, garden supplies and seasonal items. Each store currently stocks between 900-27,000 SKUs. Many of the items sold in the Company's stores are nationally advertised, brand-name products. NHC classifies its product offerings into five categories:

     Building Materials--Dimensional lumber, plywood, roofing, trusses, siding, windows, finish lumber, pre-hung doors and mouldings.

     Hardware/Plumbing/Electrical--Electrical wire and wiring materials, lighting fixtures, plumbing materials, power and hand tools, and door locks.

     Home Decor--Paint, wall and floor coverings and housewares.

     Appliances/Cabinets--Kitchen appliances, washers, dryers, cabinets and fireplaces.

     Lawn and Garden--Plants, fertilizer, mowers, garden tools and outdoor furniture.

          The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:

                                     Fiscal Year Ending January 31,
     Products                         1999        1998       1997
     --------                         ----        ----       ----
     Building Materials                61          54         52
     Hardware/Plumbing/Electrical      15          18         19
     Home Decor                         9          10         11
     Appliances/Cabinets               10          10         11
     Lawn and Garden                    5           8          7
                                     ----        ----       ----
     Total                            100%        100%       100%

Purchasing

          Except for pre-hung doors which are fabricated by the Company, NHC purchases its merchandise from more than 650 manufacturers and suppliers. No single supplier accounted for more than 10% of NHC's total purchases in fiscal 1998. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. Management does not believe that the loss of any single supplier would have a material adverse effect on the Company.

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

Credit

          NHC offers credit for professional contractors which allows those customers to make purchases at any NHC store. Professional contractors make the majority of their purchases on credit. Subcontractors hired by a professional contractor, as well as the property owner, may charge materials purchased for that job to the professional contractor's account. Credit policies and procedures are established by the Company's credit department, and all professional contractor sales representatives are trained in those policies and procedures. Each of NHC's market areas has a dedicated credit manager who interacts with sales representatives, management and credit agencies to manage and monitor customer credit. The Company also has a Corporate Credit Manager who oversees five area credit managers and activities and policies relating to contractor receivables. NHC's credit policies are designed to maximize extension of credit to professional contractors without unduly risking bad credit. Credit sales accounted for substantially all of NHC's total sales to professional contractors in fiscal 1998, while the Company's credit loss was 0.54% of contractor sales. In addition, NHC accepts third-party credit cards such as MasterCard, Visa, American Express and Discover. During 1998, NHC terminated a private-label credit program, the National Home Centers Home Project Plus Card, administered by Household Retail Services, Inc. Approximately 33% of NHC's retail sales were made on third-party and proprietary credit cards in fiscal 1998.

Marketing

          NHC offers various volume-oriented price levels to professional contractors to promote larger purchases. The Company's computerized pricing system permits sales personnel to provide consistent quantity discounts and immediate response to customer requests for discounts on volume purchases.

          For the past 20 years, the Company has offered professional contractors a travel incentive program in which customers earn, through their purchases, credit toward trips arranged each year by the Company. The program, which has been highly successful in helping the Company increase its share of the professional contractor business, gives the Company an opportunity to present product seminars during each trip. There are currently 289 customers signed up for an October 1999 trip on a Caribbean cruise. Builders qualify for the travel incentive program by purchasing certain volumes of materials and by making timely payments each month.

          Management believes that its strongest marketing tools are exceptional customer service and everyday low prices. Because many retail customers make buying decisions in the store, NHC focuses its marketing efforts on maintaining a well-stocked inventory and superior service to encourage add-on sales which augment the average purchase. As a result of this approach, NHC spent 0.49% of sales on advertising in fiscal 1998, primarily on seasonal direct mail advertising for special promotions and to reinforce customer awareness of its everyday low pricing. Television advertising was significantly reduced in fiscal year 1998. Management expects advertising to decline as a percent of sales in fiscal 1999.

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

          The Company maintains a fully computerized point-of-sale retail management system and custom-designed software. The Company utilizes IBM RS-6000 hardware and special building materials software developed by Triad/Computer System Dynamics. NHC's system provides (1) point-of-sale scanning, (2) sales and inventory tracking, compiling data by store, employee, product category and individual SKU, (3) receivables tracking, (4) computer generated purchase orders, and (5) other operating and management reports. NHC is currently utilizing Electronic Data Interchange ("EDI") with selected vendors.

          NHC's point-of-sale system is a fully integrated sales, credit, receivables, inventory, purchasing and data collection system. This system includes UPC scanning for all items sold at NHC stores and provides automatic price check at the register as well as sales audit reporting, advertised item reporting, item sales performance and history, daily computer review and suggested purchase orders. The system also tracks professional contractor receivables and requires management approval for any transaction which would exceed the customer's account credit limit. Accounting software handles the Company's payroll, accounts payable and general ledger. These functions are centralized at the Company's corporate office. The Company previously utilized the Oracle Relational Database Management System but will terminate the Oracle System during fiscal 1999. In the second quarter of fiscal 1999, the Company plans to have implemented CSD software for accounts payable and general ledger. This system should allow continued integration of the point-of-sale system and the accounting system. The Company has entered into service contracts with third parties for service and upgrades of computer software. Company policies require daily backup at each store which is maintained at secure off-site locations. In addition, the Company maintains a standby mainframe unit to operate as backup for its primary system.

Year 2000 Compliance

          The efficient operation of the Company's business is dependent in part on its computer software programs and operating systems. These programs and systems are used in several key areas of the Company's business, including merchandise purchasing, inventory management, pricing, sales, shipping and financial reporting, as well as in various administrative functions. The Company has been evaluating its programs and systems to identify potential year 2000 compliance problems. These actions are necessary to ensure that the programs and systems will recognize and process the year 2000 and beyond. It is anticipated that modification or replacement of most of the Company's programs and systems will be necessary to make such programs and systems year 2000 compliant. The Company is also communicating with its suppliers and others to coordinate year 2000 conversion. Based on present information, the Company believes that, its key programs and systems will be year 2000 compliant by May, 1999. However, no assurance can be given that these efforts will be successful. The Company does not expect expenditures associated with achieving year 2000 compliance to have a material effect on its financial results in 1999.

Competition

          NHC operates its stores in four Arkansas markets. The Company's principal competitors in these markets are Lowe's, Home Depot, Sutherlands, Cameron Ashley, Meeks, Ridout, and Home Quarters.

Patents and Trademarks

          The Company has obtained federal trademark registration for the service mark National Home Centers(R). The federal registration covers NHC's use of the mark for retail lumber, building materials and hardware store services, but does not contemplate use of the mark on other products.

Employees and Labor Relations

          As of January 31, 1999, the Company employed 445 persons, consisting of 407 full-time and 38 part-time personnel. Generally, the Company believes that relations with its employees are excellent. None of the Company's employees are represented by a union or covered by a collective bargaining group.

Forward Looking Statements

          Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Act of 1995. There are various factors that could cause results to differ materially from those anticipated by such statements. Investors are cautioned that all forward-looking statements involve risks and uncertainity. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and excess of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to make its management information systems year 2000 compliant; the Company's ability to maintain adequate levels of leader support; the Company's ability to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

Item 3.   Legal Proceedings.
          -----------------

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

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------------

          The Company is authorized to issue 25,000,000 shares of Common Stock, $.01 par value of which 7,142,251 shares were outstanding as of April 5, 1999, and 5,000,000 shares of Preferred Stock, $1.00 par value, of which no shares were outstanding as of April 5, 1999.

                                 COMMON STOCK

          The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Holders of Common Stock have no preemptive or subscription rights and there are no redemption or conversion rights with respect to such shares. The outstanding shares of Common Stock are fully paid and non-assessable. As of January 31, 1999, the Company's Chairman beneficially owned approximately 63.0% of the outstanding Common Stock.

          The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. See "Dividend Policy."

          At April 5, 1999, the 7,142,251 shares of Common Stock then outstanding were held by approximately 511 persons (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Common Stock is UMB Bank of Kansas City.

          The Company's Common Stock is currently traded on The Nasdaq Small Cap Market under the symbol "NHCI." The following table sets forth the quarterly high and low sales price for the Common Stock as reported on The Nasdaq Small Cap Market.


Fiscal 1997                                         High            Low
-----------                                         ----            ---
First Quarter                                       $2.69          $1.50
Second Quarter                                       2.06           1.50
Third Quarter                                        1.88           0.88
Fourth Quarter                                       1.38           0.88

Fiscal 1998
-----------
First Quarter                                        2.50           1.00
Second Quarter                                       2.38           1.13
Third Quarter                                        2.00           1.25
Fourth Quarter                                       1.94           1.00

Fiscal 1999
-----------
First Quarter (through April 5, 1999)                1.63           1.00

As of October 2, 1998, the listing of the Company's common stock moved from the NASDAQ National Market to the NASDAQ Smallcap Market due to recent criteria changes for continued listing on the National Market. The criteria included a minimum bid price of the Company's stock and a minimum market value of shares held by the public. On June 19, 1998, the Company sent a written request for exception to the Listing qualifications Hearings Panel or NASDAQ, requesting continued listing on the National Market System. NASDAQ denied the request, but determined the Company was eligible for listing on the NASDAQ Smallcap Market.

                                PREFERRED STOCK

          The Board of Directors is authorized to provide for the issuance of Preferred Stock in one or more series and to fix the dividend rate, conversion rights, voting rights, rights and terms of redemption, redemption price or prices, liquidation preferences and qualifications, limitations and restrictions thereof with respect to each series. Although the Company has no present intention to issue shares of Preferred Stock, the issuance of shares of Preferred Stock or the issuance of rights to purchase such shares could have an anti-takeover effect and may delay, defer or prevent a tender offer or takeover attempt that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by such stockholder.

                                DIVIDEND POLICY

          The Company has not previously paid cash dividends on its Common Stock. The Company intends to retain any earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

Item 6.   Selected Financial Data.
          -----------------------

          Incorporated by reference from the section captioned "Selected Consolidated Financial Data," page 2 of the National Home Centers, Inc. 1998 Annual Report (the "1998 Annual Report").

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

          Incorporated by reference from the sections captioned "Management's Discussion and Analysis," pages 3 through 5 of the 1998 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

          Incorporated by reference from the section captioned "Management's Discussion and Analysis," page 4 of the 1998 Annual Report.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          Incorporated by reference from the sections captioned "Consolidated Balance Sheets, "Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," pages 6 through 18 of the 1998 Annual Report.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, June 3, 1999 and Adjournments (the "Proxy Statement").

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

     1.   Financial Statements.
          --------------------

     The following consolidated financial statements of National Home Centers, Inc. and Subsidiary have been incorporated by reference from the 1998 Annual Report into Item 8 of this Report.

     Description
     -----------

          Consolidated Balance Sheets
          Consolidated Statements of Operations and Retained Earnings
           (Accumulated Deficit)
          Consolidated Statements of Cash Flows

          Notes to Consolidated Financial Statements
          Report of Independent Public Accountants

     2.   Financial Statement Schedules.
          -----------------------------

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

     4.1           Form of the Company's Common Stock Certificate./1/

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

     10.4          Lease Agreement dated September 1, 1992 between Dwain A.
                   Newman and Glenda R. Newman and the Company for the Fort
                   Smith, Arkansas store./1/

     10.5 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

     10.6          Lease Agreement dated July 1, 1993 between Parham Properties,
                   Inc. and the Company for the Little Rock, Arkansas store./2/

     10.7          Lease Agreements dated December 22, 1992 between Valley Park
                   Limited Partnership and the Company for the Russellville, Arkansas store./1/

     10.8          Subordination, Attornment and Non-Disturbance Agreement and
                   Estoppel Certificate dated September 10, 1992 between ATRS, the Company, and Dwain A. Newman and Glenda R. Newman for the
                   Springdale, North Little Rock and Fort Smith Leases./1/

     10.9          Form of the 1993 Employee Stock Purchase Plan of National
                   Home Centers, Inc./1/


     Exhibit No.                          Description
     -----------                          -----------
     10.10         Form of the Company's 1993 Incentive Compensation Plan./1/

     10.11 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation./2/

     10.12 Note & Security Agreement dated 6/15/94 between the Company and NationsBanc Leasing Corp./3/

     10.13 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./3/

     10.14 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./3/

     10.15         Split Dollar Insurance Agreement dated 5/20/94 between the
                   Company and the Newman 1994 Family Trust./3/

     10.16         Split Dollar Insurance Agreement dated 5/20/94 between the
                   Company and the Newman 1994 Family Trust./3/

     10.17         Guaranty Agreement effective May 20, 1994./4/

     10.18         Supplemental Security Agreement and Term Promissory Note No.
                   1 dated December 6, 1994 between the Company and MetLife
                   Capital Corporation./5/

     10.19         Promissory Note and Mortgage dated May 5, 1995 to Simmons
                   First Bank of Arkansas for Conway, Arkansas Store./6/

     10.20         Form of the Company's 401(k) Adoption Agreement with First
                   Tennessee National Bank as Trustee./7/

     10.21         1996 Long-Term Performance Plan./8/

     10.22         Loan and Security Agreement with NationsCredit Commercial
                   Funding./9/

     10.23         Real Property Purchase Agreement between National Home
                   Centers, Inc. and Home Depot U.S.A., Inc./9/

     10.24         Agreement to Sell and Purchase Real Estate between National
                   Home Centers, Inc. and Lowe's Home Centers, Inc./9/

     11.1          Computation of Loss Per Share.

     13.1 National Home Centers, Inc. 1998 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

     21.1          Subsidiaries of the Company./1/


     Exhibit No.                          Description
     -----------                          -----------

     27.1          Financial Data Schedule.

(b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during fiscal
1998.

/1/ Incorporated by reference from National Home Centers, Inc. Form S-1 Registration Statement No. 33-60078, as amended, filed with the Securities and Exchange Commission on March 26, 1993.

/2/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1994, filed with the Securities and Exchange Commission on April 29, 1994.

/3/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended July 31, 1994, filed with the Securities and Exchange Commission on September 15, 1994.

/4/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1994, filed with the Se curities and Exchange Commission on December 15, 1994.

/5/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1995, filed with the Securities and Exchange Commission on April 29, 1995.

/6/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended April 30, 1995, filed with the Securities and Exchange Commission on June 12, 1995.

/7/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the period ending January 31, 1996, filed with the Securities and Exchange Commission on April 30, 1996.

/8/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the period ending January 31, 1997, filed with the Securities and Exchange Commission on May 1, 1997.

/9/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ending July 31, 1998, filed with the Securities and Exchange Commission on September 15, 1998.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NATIONAL HOME CENTERS, INC.

          April 30, 1999          By:  /s/ DWAIN A. NEWMAN
                                       ----------------------------------------
                                       Dwain A. Newman
                                       Chairman of the Board and  Chief
                                       Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          April 30, 1999          By:  /s/ DWAIN A. NEWMAN
                                       ----------------------------------------
                                       Dwain A. Newman
                                       Chairman of the Board and Chief
                                       Executive Officer

          April 30, 1999          By:  /s/ DANNY R. FUNDERBURG
                                       ----------------------------------------
                                       Danny R. Funderburg
                                       President, Chief Operating Officer and
                                       Director

          April 30, 1999          By:  /s/ ROGER A. HOLMAN
                                       ----------------------------------------
                                       Roger A. Holman
                                       Vice President, Purchasing Marketing and
                                       Director

          April 30, 1999          By:  /s/ BRENT A. HANBY
                                       ----------------------------------------
                                       Brent A. Hanby
                                       Executive Vice President, Chief Financial
                                       Officer and Director

          April 30, 1999          By:  /s/ RICHARD D. DENISON
                                       ----------------------------------------
                                       Richard D. Denison
                                       Director

          April 30, 1999          By:  /s/ DAVID W. TRUETZEL
                                       ----------------------------------------
                                       David W. Truetzel
                                       Director

                               INDEX OF EXHIBITS



     Exhibit No.                          Description
     -----------                          -----------
     3.1            Amended and Restated Articles of Incorporation of the
                    Company./1/

     3.2            Amended and Restated By-Laws of the Company./1/

     4.1            Form of the Company's Common Stock Certificate./1/

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

     10.4           Lease Agreement dated September 1, 1992 between Dwain A.
                    Newman and Glenda R. Newman and the Company for the Fort
                    Smith, Arkansas store./1/

     10.5 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

     10.6           Lease Agreement dated July 1, 1993 between Parham
                    Properties, Inc. and the Company for the Little Rock,
                    Arkansas store./2/

     10.7           Lease Agreements dated December 22, 1992 between Valley Park
                    Limited Partnership and the Company for the Russellville, Arkansas store./1/

     10.8           Subordination, Attornment and Non-Disturbance Agreement and
                    Estoppel Certificate dated September 10, 1992 between ATRS, the Company, and Dwain A. Newman and Glenda R. Newman for the Springdale, North Little Rock and Fort Smith Leases./1/

     10.9           Form of the 1993 Employee Stock Purchase Plan of National
                    Home Centers, Inc./1/

     10.10          Form of the Company's 1993 Incentive Compensation Plan./1/

     10.11 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation.


     Exhibit No.                          Description
     -----------                          -----------

     10.12 Note & Security Agreement dated 6/15/94 between the Company and NationsBanc Leasing Corp./3/

     10.13 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./3/

     10.14 Assignment of Policy dated 5/20/94 between the Company and the Newman 1994 Family Trust./3/

     10.15          Split Dollar Insurance Agreement dated 5/20/94 between the
                    Company and the Newman 1994 Family Trust./3/

     10.16          Split Dollar Insurance Agreement dated 5/20/94 between the
                    Company and the Newman 1994 Family Trust./3/

     10.17          Guaranty Agreement effective May 20, 1994./4/

     10.18          Supplemental Security Agreement and Term Promissory Note No.
                    1 dated December 6, 1994 between the Company and MetLife
                    Capital Corporation./5/

     10.19          Promissory Note and Mortgage dated May 5, 1995 to Simmons
                    First Bank of Arkansas for Conway, Arkansas Store./6/

     10.20          Form of the Company's 401(k) Adoption Agreement with First
                    Tennessee National Bank as Trustee./7/

     10.21          1996 Long-Term Performance Plan./8/

     10.22          Loan and Security Agreement with NationsCredit Commercial
                    Funding./9/

     10.23          Real Property Purchase Agreement between National Home
                    Centers, Inc. and Home Depot U.S.A., Inc./9/

     10.24          Agreement to Sell and Purchase Real Estate between National
                    Home Centers, Inc. and Lowe's Home Centers, Inc./9/

     11.1           Computation of Loss Per Share.

     13.1 National Home Centers, Inc. 1998 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

     21.1           Subsidiaries of the Company./1/

     27.1           Financial Data Schedule.