Form 10-Q
period 1999-04-30
NATIONAL HOME CENTERS INC
filed 1999-06-15
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 1999.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                              ---

As of June 14, 1999 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I -FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                               April 30,           January 31,
                                                                                 1999                 1999
Assets                                                                        (Unaudited)              (1)
--------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                      $     43,583               57,984
   Accounts Receivable                                                          9,338,240            7,447,984
   Inventories                                                                 13,523,751           13,414,136
   Other                                                                          607,968              525,518
--------------------------------------------------------------------------------------------------------------

      Total Current Assets                                                     23,513,542           21,445,622
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                  17,739,358           17,606,905
Less Accumulated Depreciation                                                  10,006,008            9,707,900
--------------------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                                         7,733,350            7,899,005
--------------------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                               3,065,925            2,848,046
--------------------------------------------------------------------------------------------------------------
                                                                             $ 34,312,817           32,192,673

==============================================================================================================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                                    $  1,090,510            1,259,463
   Accounts Payable                                                             5,964,863            5,013,027
   Accrued Expenses                                                             4,255,869            4,302,926
--------------------------------------------------------------------------------------------------------------

      Total Current Liabilities                                                11,311,242           10,575,416
--------------------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                                 13,599,456           12,426,842
Stockholders' Equity                                                            9,402,119            9,190,415
--------------------------------------------------------------------------------------------------------------

                                                                             $ 34,312,817           32,192,673
==============================================================================================================

(1) January 31, 1999 balances are condensed from the audited consolidated balance sheet.

See accompanying notes to Condensed Consolidated Financial Statements.

        NATIONAL HOME CENTERS, INC. AND SUBSIDIARY INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------
                                                                             Three Months Ended
                                                                                  April 30,
(Unaudited)                                                                1999               1998
-----------------------------------------------------------------------------------------------------
Net Sales                                                             $  25,340,042        29,185,813
Cost of Sales                                                            19,639,070        23,001,645
-----------------------------------------------------------------------------------------------------

     Gross Profit                                                         5,700,972         6,184,168
-----------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                                3,527,984         4,494,024
     Rent                                                                   273,612           437,178
     Depreciation and Amortization                                          343,795           543,142
     Other                                                                1,019,348         1,576,046
-----------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                                            5,164,739         7,050,390
-----------------------------------------------------------------------------------------------------

         Operating Earnings (Loss)                                          536,233          (866,222)
Interest Expense                                                            324,529           776,909
-----------------------------------------------------------------------------------------------------

  Earnings (Loss) Before Income Taxes                                       211,704        (1,643,131)
Income Taxes                                                                      0                 0
-----------------------------------------------------------------------------------------------------

     Net Earnings (Loss)                                              $     211,704        (1,643,131)
=====================================================================================================

Earnings (Loss) Per Share (basic and diluted)                         $        0.03              (.23)
=====================================================================================================

Weighted Average Number of
     Common Shares Outstanding                                            7,142,251         7,142,251
=====================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                           Three Months Ended
                                                                                               April 30,
                                                                                    ---------------------------------
(Unaudited)                                                                              1999                1998
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings (Loss)                                                              $     211,704          (1,643,131)
   Adjustments to Reconcile Net Earnings (Loss) to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                                     343,795             543,142
        Loss (Gain) on Disposal of Property, Plant and Equipment                           (3,000)            144,363
        Increase in Cash Surrender Value of Life Insurance                                      0             (77,960)
        Changes in Assets and Liabilities:
           Accounts Receivable                                                         (1,890,256)           (161,072)
           Inventories                                                                   (109,615)          1,840,471
           Other Current Assets                                                           (82,450)             44,450
           Accounts Payable                                                               951,836            (233,117)
           Accrued Expenses                                                               (47,057)            (75,556)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                         (625,043)            381,590
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                            (138,744)            (21,216)
   Proceeds from Sale of Property, Plant and Equipment                                      9,800           2,771,961
   Increase in Other Assets                                                              (264,075)           (292,617)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                         (393,019)          2,458,128
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                                         1,514,414           1,126,961
   Repayments of Long-Term Debt                                                          (510,753)         (3,979,927)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                        1,003,661          (2,852,966)
---------------------------------------------------------------------------------------------------------------------

Net Decrease  in Cash                                                                     (14,401)            (13,248)
Cash at Beginning of Period                                                                57,984             111,543
---------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                               $      43,583              98,295
=====================================================================================================================
Supplemental Disclosures:
   Interest Paid                                                                    $     341,502             771,250
=====================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                April 30, 1999

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed
                                             --------------------------
     with the Commission on May 3, 1999.

2.   Income Taxes
     ------------
     No income tax provision was recorded for the three month period ended April 30, 1999 due to the realization of previously unrecognized NOL carryforwards. As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of net operating loss (NOL) and other tax carryforwards, no income tax benefit was recorded for the three months ended April 30, 1998.

ITEM 2
------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
             ---------------------------------------------------
                      OPERATIONS AND FINANCIAL CONDITION
                      ----------------------------------

                                    General
                                    -------

National Home Centers, Inc. ("the Company") is a full line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas and also in Oklahoma, Missouri and Kansas.

Over the past several years, the Company has experienced increased competition in its markets from other national and/or regional chains which are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. During 1997, the Company announced plans to restructure its operations which included decreasing the retail portion of the Company's business. In 1997, the Company closed stores in Conway and Rogers, Arkansas. During the first quarter of 1998, the Company closed a store in Little Rock and sold a store in Fayetteville, Arkansas. The Company also sold its west Rogers, Arkansas store during the second quarter of 1998. In addition, management has reduced the home center portion of the Russellville, Arkansas store. By closing these stores, the Company has eliminated recurring losses at those locations, and the sale of assets related to such stores, including real estate, provided the Company with cash for operations.

                             Results of Operations
                             ---------------------

Three Months Ended April 30, 1999 and 1998
------------------------------------------

Net sales for the first quarter of fiscal 1999 were down 13% to $25.3 million, compared to $29.2 million for the first quarter of fiscal 1998. Comparable store sales in the first quarter of fiscal 1999 were up 5% over the same period of fiscal 1998. Net income for the first quarter of fiscal 1999 was $212,000 or $0.03 income per share, compared with net loss for the first quarter of fiscal 1998 of $1,643,000 or $0.23 loss per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $880,000 versus $(176,000) in the first quarter last year, an improvement of $1,056,000. The Company operated eight stores at the end of the quarter versus ten in the same period a year ago. For the quarter, the Company's revenues consisted of 82% to professional contractors and 18% to retail customers versus 63% and 37%, respectively, in the first quarter last year.

Gross profit as a percentage of net sales for the first quarter of fiscal 1999 increased to 22.5% from 21.2% for the same period last year. Gross profits for the first quarter of fiscal 1998 were adversely affected by the closing of certain retail stores, as discussed above, and the related effects of closing-out certain lines of merchandise throughout the Company. Gross profits have stabilized in the first quarter of 1999 as the Company has returned primarily to contractor sales.

Selling, general and administrative expenses decreased to 20.4% of net sales for the first quarter of fiscal 1999 compared to 24.2% of net sales for the same period last year. This decrease in expenses is primarily a result of the store closings discussed above.

Net interest expense as a percentage of net sales was 1.3% for the quarter ended April 30, 1999, compared to 2.7% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at April 30, 1999 increased to $12.2 million from $10.9 million at January 31, 1999, primarily due to increases in accounts receivable, resulting from increased sales in the first quarter of 1999 compared to the fourth quarter of 1998.

The Company's primary capital needs are to finance operations. During the three months ended April 30, 1999, operating activities used net cash of $0.6 million. Primary sources of cash from operating activities included approximately $1.0 million from increases in accounts payable and $0.5 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $1.9 million for increases in accounts receivable.

Net cash used in investing activities for the first three months of fiscal 1999 was approximately $0.4 million, principally due to purchases of equipment and increases in other assets. Net cash provided by financing activities during the first three months of fiscal 1999 totaled approximately $1.0 million, primarily from net borrowings of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $1.9 million under the revolving credit agreement as of April 30, 1999.

As of April 30, 1999, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors which supply inventory to the Company.

                             Year 2000 Compliance
                             --------------------

The issues dealing with Year 2000 (Y2K) are complex and widespread with various assessments being made regarding the impact of how most technology-based platforms will react on January 1, 2000. Information systems and programs may not process data properly. The Company has determined which of its systems require upgrading and is in the process of implementing various hardware and software changes, which should allow the Company to be prepared internally for the date change. Various third parties have been hired to assist with the Y2K conversion. The Company's main third party software provider has installed the new Y2K compliant software during the first quarter of 1999. The software is still being tested and updated as necessary. All other systems, especially older personal computers, are either being upgraded or replaced with new systems.

All costs and expenses associated with the Y2K project are being expensed as incurred. The total cost of the project is estimated at $250,000. The Company does not expect the cost to have a material impact on the financial statements. While management is addressing the Y2K issue, there is no guarantee the target completion dates can be accomplished or would not have an adverse effect on the Company.

The Company has contacted its key financial institutions and suppliers to access their Y2K compliance and will continue to monitor such compliance until year-end. There can be no assurance that such financial institutions, suppliers, customers or other third parties will be ready and in compliance. A failure by one or more of these entities could adversely affect the Company's business and its ability to generate invoices and orders and could also impede collection of accounts receivable or tracking of inventory. To date, the Company has not established a formal contingency plan, due to uncertainty of the extent which the Company may be affected.

                          Forward-looking Statements
                          --------------------------

Many issues discussed in this annual report are forward-looking statements made under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earning per share or achievements expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to make its management information systems year 2000 compliant; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings. Actual events or results may differ materially from those described above.

                    Impact of Inflation and Changing Prices
                    ---------------------------------------

Although the Company cannot accurately determine the precise effect of inflation on its operations, it does not believe inflation has had a material effect on sales or results of operations.


ITEM 3
------

           Quantitative and Qualitative Disclosure about Market Risk
           ---------------------------------------------------------

The Company is exposed to changes in interest rates on a majority of its total debt. Any increases in interest rates could also affect the ability of the Company to collect accounts receivable from customers. The Company depends on the market for favorable long term mortgage rates to help generate sales and create housing turnover. Should mortgage rates increase substantially, the Company could have difficulty generating sales. The Company's exposure to commodity markets for lumber, plywood and other building materials does fluctuate in pricing but is limited to what is held in inventory as the Company does not trade commodity futures or options. Quotes to customers for proposed products to be sold are short-term and increases or decreases in commodity pricing are generally passed on to the customer. The Company has no foreign sales and accepts payment only in US dollars; therefore it is not subject to any currency exchange rate risk.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 3, 1999. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 7,142,251 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 6,662,401 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:

     Election of Directors:
     ---------------------
            Name                      For          Authority Withheld
            ----                      ---          ------------------
     Richard D. Denison            6,639,527              22,874
     Danny R. Funderburg           6,639,626              22,775
     Brent A. Hanby                6,639,677              22,724
     Roger A. Holman               6,640,027              22,374
     Dwain A. Newman               6,640,627              21,774
     David W. Truetzel             6,638,114              24,287

No other matters to be voted upon were brought before the meeting.

Item 5.   Other Information.

On May 12, 1999 the Company received a letter from The Nasdaq-Amex Market Group (Nasdaq) regarding continuing compliance with the listing requirements of The Nasdaq Stock Market, primarily concerning the Company's continuing net operating losses, the accumulated deficit and the going concern opinion on the Company's January 31, 1999 financial statements. On May 25, 1999 the Company replied to the inquiry detailing specific steps the Company has and is taking to address the matters raised by Nasdaq. The Company's response stated that it believes the Company is currently in compliance with the listing requirements of The Nasdaq SmallCap Market.

Item 6.   Exhibits and Reports on Form 8K.

(a)  Exhibits

                                                                   Sequentially
                                                                   ------------
     Exhibits No.             Description of Exhibit               Numbered Page
     -----------              ----------------------               -------------

     27.1                 Financial Data Schedule                      12-13

(b)  Reports on Form 8-K.
     Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         National Home Centers, Inc.

Date:  June 14, 1999                     /s/ Dwain A. Newman
                                         --------------------------------
                                         Dwain A. Newman
                                         Chief Executive Officer and
                                         Chairman


Date:  June 14, 1999                     /s/ Brent A. Hanby
                                         --------------------------------
                                         Brent A. Hanby
                                         Executive Vice President and
                                         Chief Financial Officer