Form 10-Q
period 1999-07-31
NATIONAL HOME CENTERS INC
filed 1999-09-13
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-Q

         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 1999.

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

As of September 10, 1999 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                             July 31,            January 31,
                                                                               1999                 1999
Assets                                                                      (Unaudited)              (1)
--------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                               $            44,785               57,984
   Accounts Receivable                                                         11,712,134            7,447,984
   Inventories                                                                 13,652,755           13,414,136
   Other                                                                          650,237              525,518
--------------------------------------------------------------------------------------------------------------

      Total Current Assets                                                     26,059,911           21,445,622
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                  17,637,979           17,606,905
Less Accumulated Depreciation                                                  10,146,625            9,707,900
--------------------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                                         7,491,354            7,899,005
--------------------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                               2,907,274            2,848,046
--------------------------------------------------------------------------------------------------------------

                                                                      $        36,458,539           32,192,673
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                             $           927,518            1,259,463
   Accounts Payable                                                             7,578,374            5,013,027
   Accrued Expenses                                                             3,956,370            4,302,926
--------------------------------------------------------------------------------------------------------------

      Total Current Liabilities                                                12,462,262           10,575,416
--------------------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                                 14,144,684           12,426,842
Stockholders' Equity                                                            9,851,593            9,190,415
--------------------------------------------------------------------------------------------------------------

                                                                      $        36,458,539           32,192,673
--------------------------------------------------------------------------------------------------------------

(1) January 31, 1999 balances are condensed from the audited consolidated balance sheet.

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended                          Six Months Ended
                                                                       July 31,                                   July 31,
                                                        ----------------------------------------------------------------------------
(Unaudited)                                                      1999                  1998                1999             1998
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                               $      28,479,666           31,322,213          53,819,708       60,508,026
Cost of Sales                                                  22,287,760           24,533,781          41,926,830       47,535,426
------------------------------------------------------------------------------------------------------------------------------------
     Gross Profit                                               6,191,906            6,788,432          11,892,878       12,972,600
------------------------------------------------------------------------------------------------------------------------------------
Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                      3,537,548            4,222,869           7,065,532        8,716,893
     Rent                                                         289,511              461,108             563,123          898,286
     Depreciation and Amortization                                334,965              518,021             683,760        1,061,162
     Other                                                      1,235,152              794,972           2,249,500        2,371,019
------------------------------------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                                  5,397,176            5,996,970          10,561,915       13,047,360
------------------------------------------------------------------------------------------------------------------------------------
       Operating Earnings (Loss)                                  794,730              791,462           1,330,963          (74,760)
Interest Expense                                                  345,256              672,219             669,785        1,449,128
------------------------------------------------------------------------------------------------------------------------------------
     Earnings (Loss) Before Income Taxes                          449,474              119,243             661,178       (1,523,888)
Income Taxes                                                            0                    0                   0                0
------------------------------------------------------------------------------------------------------------------------------------
  Net Earnings (Loss)                                   $         449,474              119,243             661,178       (1,523,888)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share
    (basic and diluted)                                 $            0.06                 0.02                0.09            (0.21)
------------------------------------------------------------------------------------------------------------------------------------
Weighted Average Number of
     Common Shares Outstanding                                  7,142,251            7,142,251           7,142,251        7,142,251
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                            Six Months Ended
                                                                                                July 31,
                                                                                 -------------------------------------
(Unaudited)                                                                            1999                  1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                                            $       661,178            (1,523,888)
  Adjustments to Reconcile Net Earnings (Loss) to Net Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                      683,760             1,061,162
      Loss (Gain) on Disposal of Property, Plant and Equipment                            92,738              (431,055)
      (Increase) Decrease in Cash Surrender Value of Life Insurance                       31,702               (77,960)
       Changes in Assets and Liabilities:
           Accounts Receivable                                                        (4,264,150)              383,135
           Inventories                                                                  (238,619)            6,472,150
           Other Current Assets                                                         (124,719)              587,406
           Accounts Payable                                                            2,565,347            (4,210,787)
           Accrued Expenses                                                             (346,556)             (761,178)
----------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Operating Activities                        (939,319)            1,498,985
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Additions to Property, Plant and Equipment                                            (286,254)              (32,841)
  Proceeds from Sale of Property, Plant and Equipment                                      9,800            19,484,453
  Increase in Other Assets                                                              (183,323)             (641,397)
----------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Investing Activities                        (459,777)           18,810,215
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt                                                         2,815,242             8,966,337
  Repayments of Long-Term Debt                                                        (1,429,345)          (29,304,997)
----------------------------------------------------------------------------------------------------------------------
             Net Cash Provided by (Used in) Financing Activities                       1,385,897           (20,338,660)
----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash                                                                     (13,199)              (29,460)
Cash at Beginning of Period                                                               57,984               111,543
----------------------------------------------------------------------------------------------------------------------
Cash at End of Period                                                            $        44,785                82,083
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
  Interest Paid                                                                  $       661,653             1,610,833
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                 July 31, 1999

1.  Basis of Presentation
    ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended July 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K
                                                     --------------------------
     filed with the Commission on May 3, 1999.

2.   Income Taxes
     ------------

     No income tax provision was recorded for the six months or three months ended July 31, 1999, due to the realization of previously unrecognized NOL carryforwards. As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of net operating loss (NOL) and other tax carryforwards, no income tax benefit was recorded for the six months ended July 31, 1998.

ITEM 2
------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

                                    General
                                    -------

National Home Centers, Inc., an Arkansas corporation, ("the Company"), is a full line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas and also in Oklahoma, Missouri and Kansas.

Over the past several years, the Company has experienced increased competition in its markets from other national and/or regional chains which are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. During 1997, the Company announced plans to restructure its operations which included decreasing the retail portion of the Company's business. In 1997, the Company closed stores in Conway and Rogers, Arkansas. During the first quarter of 1998, the Company closed a store in Little Rock and sold a store in Fayetteville, Arkansas. The Company also sold its west Rogers, Arkansas store during the second quarter of 1998. In addition, management has reduced the home center portion of the Russellville, Arkansas store. By closing these stores, the Company has eliminated recurring losses at those locations, and the sale of assets related to such stores, including real estate, provided the Company with cash to reduce long-term debt and for operations.


                             Results of Operations
                             ---------------------

Three Months Ended July 31, 1999 and 1998
-----------------------------------------

Net sales for the second quarter of fiscal 1999 were down 9% to $28.5 million, compared to $31.3 million for the second quarter of fiscal 1998. Comparable store sales in the second quarter of fiscal 1999 were up 8% over the same period of fiscal 1998. Net income for the second quarter of fiscal 1999 was $449,000 or $0.06 income per share, compared with net income for the second quarter of fiscal 1998 of $119,000 or $0.02 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,130,000 versus $1,309,000 in the second quarter last year. For the quarter, the Company's revenues consisted of 83% to professional contractors and 17% to retail customers versus 64% and 36%, respectively, in the second quarter last year.

Gross profit as a percentage of net sales for the second quarter of fiscal 1999 remained constant at 21.7% compared to the same period last year.

Selling, general and administrative expenses decreased to 18.9% of net sales for the second quarter of fiscal 1999 compared to 19.2% of net sales for the same period last year. This decrease in expenses is primarily a result of the store closings discussed above.

Net interest expense as a percentage of net sales was 1.2% for the quarter ended July 31, 1999, compared to 2.2% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.

Six Months Ended July 31, 1999 and 1998
---------------------------------------

Net sales for the six months ended July 31, 1999 were down 11% to $53.8 million, compared to $60.5 million for the same period of fiscal 1998. Comparable store sales for the six months ended July 31, 1999 were up 7% over the same period of fiscal 1998. Net income for the six months ended July 31, 1999 was $661,000 or $0.09 income per share, compared with net loss for the same period in 1998 of $1,524,000 or $0.21 loss per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,015,000 versus $986,000 in the same period last year. For the six months ended July 31, 1999, the Company's revenues consisted of 82% to professional contractors and 18% to retail customers versus 63% and 37%, respectively, in the same period last year.

Gross profit as a percentage of net sales for the first six months of fiscal 1999 increased to 22.1% from 21.4% for the same period last year. Gross profits for the first six months of fiscal 1998 were adversely affected by the closing of certain retail stores, as discussed above, and the related effects of closing-out certain lines of merchandise throughout the Company. Gross profits have stabilized in 1999 as the Company has returned primarily to contractor sales.

Selling, general and administrative expenses decreased to 19.6% of net sales for the first six months of fiscal 1999, compared to 21.6% of net sales for the same period last year. This decrease primarily results from the closing of stores and a continual effort to reduce operating expenses.

Net interest expense as a percentage of net sales was 1.2% for the six months ended July 31, 1999, compared to 2.4% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at July 31, 1999 increased to $13.6 million from $10.9 million at January 31, 1999, primarily due to increases in accounts receivable, resulting from increased sales in the second quarter of 1999 compared to the fourth quarter of 1998.

The Company's primary capital needs are to finance operations. During the six months ended July 31, 1999, operating activities used net cash of $0.9 million. Primary sources of cash from operating activities included approximately $2.6 million from increases in accounts payable and $1.3 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $4.3 million for increases in accounts receivable.

Net cash used in investing activities for the first six months of fiscal 1999 was approximately $0.5 million, principally due to purchases of equipment and increases in other assets. Net cash provided by financing activities during the first six months of fiscal 1999 totaled approximately $1.4 million, primarily from net borrowings of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $3.2 million under the revolving credit agreement as of July 31, 1999.

As of July 31, 1999, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors which supply inventory to the Company.

                             Year 2000 Compliance
                             --------------------

The issues dealing with Year 2000 (Y2K) are complex and widespread with various assessments being made regarding the impact of how most technology-based platforms will react on January 1, 2000. Information systems and programs may not process data properly. The Company has determined which of its systems require upgrading and is in the process of implementing various hardware and software changes, which should prepare the Company internally for the date change. Various third parties have been hired to assist with the Y2K conversion. The Company's main third party software provider installed new Y2K compliant software during the first quarter of 1999. The software is still being tested and updated as necessary. All other systems, especially older personal computers, are either being upgraded or replaced with new systems.

The costs of new hardware and software are being capitalized according to the Company's capitalization policies. All other costs and expenses associated with the Y2K project are being expensed as incurred. The total cost of the project is estimated at $250,000. The Company does not expect the cost to have a material impact on the financial statements. While management is addressing the Y2K issue, there is no guarantee the target completion dates can be accomplished or would not have an adverse effect on the Company.

The Company has contacted its key financial institutions and suppliers to assess their Y2K compliance and will continue to monitor such compliance until year-end. There can be no assurance that financial institutions, suppliers, customers or other third parties, upon which the Company is dependent, will be in compliance. A failure by one or more of these entities could adversely affect the Company's business and its ability to generate invoices and orders and could also impede collection of accounts receivable or tracking of inventory. To date, the Company has not established a formal contingency plan, due to uncertainty of the extent which the Company may be affected.

                           Forward-looking Statements
                           --------------------------

Many issues discussed in this quarterly report are forward-looking statements made under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual events or results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earning per share or achievements expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to make its management information systems year 2000 compliant; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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

ITEM 3
------

           Quantitative and Qualitative Disclosure about Market Risk
           ---------------------------------------------------------

The Company is exposed to changes in interest rates on a majority of its total debt. Any increases in interest rates could also affect the ability of the Company to collect accounts receivable from customers. The Company depends on the market for favorable long-term mortgage rates to help generate sales and create housing turnover. Should mortgage rates increase substantially, the Company could have difficulty generating sales. The Company's exposure to commodity markets for lumber, plywood and other building materials does fluctuate in pricing but is limited to what is held in inventory as the Company does not trade commodity futures or options. Quotes to customers for proposed products to be sold are short-term and increases or decreases in commodity pricing are generally passed on to the customer. The Company has no foreign sales and accepts payment only in US dollars; therefore, it is not subject to any currency exchange rate risk.

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

Item 5.  Other Information.

Not Applicable.

Item 6.  Exhibits and Reports on Form 8K.


(a)      Exhibits
         --------

                                                                Sequentially
         Exhibits No.          Description of Exhibit           Numbered Page
         ------------          ----------------------           -------------

         27.1             Financial Data Schedule                   12-13

(b)      Reports on Form 8-K.
             Not applicable.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        National Home Centers, Inc.

Date:  September 10, 1999               /s/ Dwain A. Newman
                                        -------------------
                                        Dwain A. Newman
                                        Chief Executive Officer and
                                        Chairman


Date:  September 10, 1999               /s/ Brent A. Hanby
                                        ------------------
                                        Brent A. Hanby
                                        Executive Vice President and
                                        Chief Financial Officer