Form 10-Q
period 1999-10-31
NATIONAL HOME CENTERS INC
filed 1999-12-15
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          -------------------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 1999.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X      No____.
                                               ------

As of December 10, 1999 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------------------
                                                                            October 31,          January 31,
                                                                               1999                 1999
Assets                                                                      (Unaudited)              (1)
--------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                       $    48,964               57,984
   Accounts Receivable                                                         11,606,653            7,447,984
   Inventories                                                                 13,389,865           13,414,136
   Other                                                                          494,133              525,518
--------------------------------------------------------------------------------------------------------------

      Total Current Assets                                                     25,539,615           21,445,622
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                  18,079,108           17,606,905
Less Accumulated Depreciation                                                  10,361,645            9,707,900
--------------------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                                         7,717,463            7,899,005
--------------------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                               3,005,515            2,848,046
--------------------------------------------------------------------------------------------------------------

                                                                              $36,262,593           32,192,673
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                                     $   982,264            1,259,463
   Accounts Payable                                                             7,279,638            5,013,027
   Accrued Expenses                                                             2,934,905            4,302,926
--------------------------------------------------------------------------------------------------------------

      Total Current Liabilities                                                11,196,807           10,575,416
--------------------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                                 14,867,470           12,426,842
Stockholders' Equity                                                           10,198,316            9,190,415
--------------------------------------------------------------------------------------------------------------

                                                                              $36,262,593           32,192,673
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

  See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

------------------------------------------------------------------------------------------------------------------------------------
                                                            Three Months Ended                         Nine Months Ended
                                                                 October 31,                                October 31,
                                 ---------------------------------------------------------------------------------------------------
(Unaudited)                                                1999                 1998                 1999                  1998
------------------------------------------------------------------------------------------------------------------------------------

Net Sales                                      $         29,968,492           23,642,963           83,788,200            84,150,989
Cost of Sales                                            23,588,025           18,327,187           65,514,855            65,862,613
------------------------------------------------------------------------------------------------------------------------------------

     Gross Profit                                         6,380,467            5,315,776           18,273,345            18,288,376
------------------------------------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                3,761,462            3,505,732           10,826,994            12,222,625
     Rent                                                   292,354              469,236              855,477             1,367,522
     Depreciation and Amortization                          271,623              342,866              955,383             1,404,028
     Other                                                1,335,208            1,098,031            3,584,708             3,469,050
------------------------------------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                            5,660,647            5,415,865           16,222,562            18,463,225
------------------------------------------------------------------------------------------------------------------------------------

         Operating Income (Loss)                            719,820             (100,089)           2,050,783              (174,849)
Interest Expense                                            373,097              363,105            1,042,882             1,812,233
------------------------------------------------------------------------------------------------------------------------------------

    Earnings (Loss) Before Income Taxes                     346,723             (463,194)           1,007,901            (1,987,082)
Income Taxes                                                      0                    0                    0                     0
------------------------------------------------------------------------------------------------------------------------------------

     Net Earnings (Loss)                       $            346,723             (463,194)           1,007,901            (1,987,082)
------------------------------------------------------------------------------------------------------------------------------------
Earnings (Loss) Per Share
    (basic and diluted)                        $               0.05                (0.06)                0.14                 (0.28)
------------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                            7,142,251            7,142,251            7,142,251             7,142,251
------------------------------------------------------------------------------------------------------------------------------------

    See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                               October 31,
                                                                                  ------------------------------------
(Unaudited)                                                                            1999                   1998
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Earnings (Loss)                                                              $   1,007,901            (1,987,082)
  Adjustments to Reconcile Net Earnings (Loss) to Net Cash
    Used in Operating Activities:
      Depreciation and Amortization                                                      955,383             1,404,028
      Loss (Gain) on Disposal of Property, Plant and Equipment                            91,742              (430,714)
      (Increase) Decrease in Cash Surrender Value of Life Insurance                       63,404               (77,960)
       Changes in Assets and Liabilities:
           Accounts Receivable                                                        (4,158,669)              734,285
           Inventories                                                                    24,271             6,548,865
           Other Current Assets                                                           31,385               567,041
           Accounts Payable                                                            2,266,611            (7,687,487)
           Accrued Expenses                                                           (1,368,021)           (1,221,954)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Used in Operating Activities                                    (1,085,993)           (2,150,978)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Additions to Property, Plant and Equipment                                            (741,722)             (104,195)
  Proceeds from Sale of Property, Plant and Equipment                                     14,400            19,506,753
  Increase in Other Assets                                                              (359,134)             (769,874)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                      (1,086,456)           18,632,684
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt                                                         3,821,729            14,087,635
  Repayments of Long-Term Debt                                                        (1,658,300)          (30,618,039)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                       2,163,429           (16,530,404)
----------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                      (9,020)              (48,698)
Cash at Beginning of Period                                                               57,984               111,543
----------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                              $      48,964                62,845
----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
  Interest Paid                                                                    $   1,025,842             1,934,783
  Income Taxes Refunded                                                                        0               517,118
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               October 31, 1999

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended October 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2000. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual
                                                                    ------
     Report on Form 10-K filed with the Commission on May 3, 1999.
     -------------------

2.   Income Taxes
     ------------
     No income tax provision was recorded for the nine months or three months ended October 31, 1999, due to the realization of previously unrecognized net operating loss (NOL) carryforwards. As a result of the uncertainty associated with the future realization of deferred tax assets, which include the tax effects of NOL and other tax carryforwards, no income tax benefit was recorded for the nine months ended October 31, 1998.

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

                             Results of Operations
                             ---------------------

Three Months Ended October 31, 1999 and 1998
--------------------------------------------
Net sales and comparable store sales for the third quarter of fiscal 1999 were up 27% to $30.0 million, compared to $23.6 million for the third quarter of fiscal 1998. Net income for the third quarter of fiscal 1999 was $347,000 or $0.05 income per share, compared with net loss for the third quarter of fiscal 1998 of $463,000 or $0.06 loss per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $991,000 versus $243,000 in the third quarter last year. For the quarter, the Company's revenues consisted of 83% to professional contractors and 17% to retail customers versus 76% and 24%, respectively, in the third quarter last year.

Gross profit as a percentage of net sales for the third quarter of fiscal 1999 decreased to 21.3% from 22.5% for the third quarter of fiscal 1998. This decrease is primarily due to rising market prices of commodities and due to a higher percentage of contractor sales in the current year, which typically yield a lower gross profit percentage as compared to retail sales.

Selling, general and administrative expenses decreased to 18.9% of net sales for the third quarter of fiscal 1999 compared to 22.9% of net sales for the same period last year. This decrease in expenses is primarily a result of the Company's efforts to continue its cost cutting measures.

Net interest expense as a percentage of net sales was 1.2% for the quarter ended October 31, 1999, compared to 1.5% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.

Nine Months Ended October 31, 1999 and 1998
-------------------------------------------
Net sales for the nine months ended October 31, 1999 were down 0.4% to $83.8 million, compared to $84.2 million for the same period of fiscal 1998. Comparable store sales for the nine months ended October 31, 1999 were up 13% over the same period of fiscal 1998. Net income for the nine months ended October 31, 1999 was $1,008,000 or $0.14 income per share, compared with net loss for the same period in 1998 of $1,987,000 or $0.28 loss per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $3,006,000 versus $1,229,000 in the same period last year. For the nine months ended October 31, 1999, the Company's revenues consisted of 83% to professional contractors and 17% to retail customers versus 67% and 33%, respectively, in the same period last year.

Gross profit as a percentage of net sales for the first nine months of fiscal 1999 increased to 21.8% from 21.7% for the same period last year. Gross profits for the first nine months of fiscal 1998 were adversely affected by the closing of certain retail stores, as discussed above, and the related effects of closing-out certain lines of merchandise throughout the Company. Gross profits have stabilized in 1999 as the Company has returned primarily to contractor sales.

Selling, general and administrative expenses decreased to 19.4% of net sales for the first nine months of fiscal 1999, compared to 21.9% of net sales for the same period last year. This decrease primarily results from the closing of stores and the continuing efforts to reduce operating expenses.

Net interest expense as a percentage of net sales was 1.2% for the nine months ended October 31, 1999, compared to 2.2% for the same period last year. Interest expense is lower as a result of the decreases in long-term debt discussed above.

                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at October 31, 1999 increased to $14.3 million from $10.9 million at January 31, 1999, primarily due to increases in accounts receivable, resulting from increased sales in the third quarter of 1999 compared to the fourth quarter of 1998.

The Company's primary capital needs are to finance operations. During the nine months ended October 31, 1999, operating activities used net cash of $1.1 million. Primary sources of cash from operating activities included approximately $2.3 million from increases in accounts payable and $2.0 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $4.2 million for increases in accounts receivable and $1.4 million for decreases in accrued expenses.

Net cash used in investing activities for the first nine months of fiscal 1999 was approximately $1.1 million, principally due to purchases of equipment and increases in other assets. Net cash provided by financing activities during the first nine months of fiscal 1999 totaled approximately $2.2 million, primarily from net borrowings of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $2.5 million under the revolving credit agreement as of October 31, 1999.

As of October 31, 1999, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors which supply inventory to the Company.

                              Year 2000 Compliance
                              --------------------

The issues dealing with Year 2000 (Y2K) are complex and widespread with various assessments being made regarding the impact of how most technology-based platforms will react on January 1, 2000. Information systems and programs may not process data properly. The Company has determined which of its systems require upgrading and has implemented various hardware and software changes, which should prepare the Company internally for the date change. Various third parties have been hired to assist with the Y2K conversion. The Company's main third party software provider installed new Y2K compliant software during the first quarter of 1999. The software is still being tested and updated as necessary. All other systems, especially older personal computers, are either being upgraded or replaced with new systems.

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


                                   National Home Centers, Inc.

Date:  December 10, 1999           /s/ Dwain A. Newman
                                   -------------------
                                   Dwain A. Newman
                                   Chief Executive Officer and
                                   Chairman


Date:  December 10, 1999           /s/ Brent A. Hanby
                                   ------------------
                                   Brent A. Hanby
                                   Executive Vice President and
                                   Chief Financial Officer