Form 10-K
period 2000-01-31
NATIONAL HOME CENTERS INC
filed 2000-05-01
CIK 899630

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
            ______________________________________________________

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended January 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [_]

     On April 14, 2000, there were outstanding 7,142,251 shares of the registrant's Common Stock, $.01 par value.

     The aggregate market value of the 2,470,219 shares of Common Stock held by non-affiliates of the registrant as of April 14, 2000 was $3,319,974.

     DOCUMENTS INCORPORATED BY REFERENCE

     National Home Centers, Inc. Annual Report for fiscal year ended January 31, 2000 (certain portions incorporated by reference into Part II)

     Proxy Statement for Annual Meeting of Stockholders, June 8, 2000 and Adjournments (certain portions incorporated by reference into Part III)

PART I

Items 1 and 2.  Business and Properties.

                                  THE COMPANY
Background

     General. National Home Centers, Inc. ("NHC" or the "Company") started its building supply operations in 1972 and opened its first store, serving primarily professional contractors, in 1977. In 1983, NHC began implementing a dual-customer strategy, serving both professional contractors and retail consumers. Since 1998, NHC has shifted its focus back to professional contractors. Today, the Company operates seven contractor sales locations and one appliance sales warehouse in the State of Arkansas, and approximately 83% of its sales are to contractor consumers.

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

Reduction in Exposure of Retail Assets

     The Company initially entered the retail segment of the market in the early 1980's primarily as a hedge against rising interest rates and reduced housing starts. As a result of the recent drastic increase in competition for the retail home improvement dollar and a non-inflationary economic environment, NHC has reevaluated its niche in the industry. The Company has reduced its exposure to the retail segment of the home improvement industry. Because regional contractors have long recognized NHC as a quality operation and because the Company has developed a strong, loyal following of contractors, NHC has reemphasized and refocused its efforts on becoming the leader in the professional contractor market. In the year ended January 31, 2000 (fiscal 1999), sales revenues from professional contractors were approximately 83% of the Company's total revenues. The Company expects sales to professional contractors to be over 80% of future revenues. NHC continues to explore industry consolidation possibilities including, but not limited to, acquisition of other contractor-related companies.

Capitalization of the Company

     On July 15, 1998, the Company entered into a loan and security agreement with a financial institution for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of eligible inventory, with each capped at $10 million. The facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $1.3 million under the revolving credit agreement as of January 31, 2000.

Reduction of Accounts Payable and Long-Term Debt

     The Company has made significant strides to pay down debt since 1998. By doing so, NHC is now able to focus its efforts on implementing a long-term strategy for continued competition in the home improvement industry. The following highlight these efforts:

     . Outside of normal operating activities, NHC generated approximately
       $28,000,000 during fiscal 1998 by refinancing existing debt, reducing inventory balances, and monetizing non-producing assets. The majority of this amount was used to reduce accounts payable and other long-term debt.

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

Store Properties

     The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                                         Area in Square Feet
                                Opening                  -------------------     Retail/Contractor             Fabrication
       Store Location            Date       Acreage     Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----       -------     ------      ---------         -------          ----     ----------
I.    Northwest
      Arkansas
      Springdale                 11/83        21        49,300       190,000           20/80          14,000    door, window
      Bentonville                06/92        6         20,200        18,000           0/100           5,000    door, window

II.   Fort Smith

      Fort Smith                 12/77        10        31,100       110,000           0/100           8,000    door, window

                                                         Area in Square Feet
                                Opening                  -------------------     Retail/Contractor             Fabrication
       Store Location            Date       Acreage     Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----       -------     ------      ---------         -------          ----     ----------
III.  Little Rock
      North Little Rock          10/85        13        96,200       150,000           40/60          27,000    door, window
      Conway Contractor          05/93        4              0        30,000           0/100           4,000    door, window
      Maumelle                   06/93        3              0        20,000           0/100             900

IV.   Russellville
      Russellville               06/93        14        30,000        80,000           0/100          12,000    door, window
      Clarksville                09/95        1              0        14,000           0/100           5,000         --
                                                       -------       -------
             Total area                                226,800       612,000

     The Springdale, Bentonville, Fort Smith and North Little Rock stores are leased from the Company's chairman and/or his spouse. The Clarksville, Maumelle and a portion of the Russellville properties are leased from third parties. Lease terms for these properties range from 10 to 15 years and provide for renewal options. The Conway contractor and a portion of the Russellville property are owned by the Company.

     The Company owns the land and building for the closed Conway retail store and leases approximately one-third of the store to Office Depot, Inc. The Rodney Parham store is leased from an unaffiliated third party. The Company subleases approximately one-half of the store to SteinMart, Inc. The lease currently expires June 30, 2003, however, the Company has signed a letter of intent to buy out the lease which is expected to occur prior to June 30, 2000.

     On July 15, 1998, the Company sold the real property and improvements associated with its closed Fayetteville, Arkansas, supercenter to Home Depot, Inc. On July 30, 1998, the Company sold the real property, improvements and certain fixed assets associated with its closed Rogers, Arkansas, supercenter to Lowe's Companies, Inc. Proceeds of the sales were used to reduce indebtedness associated with the properties and for general working capital.

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

Products

     The Company's stores offer a large selection of lumber, building materials, hardware and tools, electrical and plumbing supplies, paint, lighting, home decor, pre-hung doors, windows, appliances, cabinets, garden supplies and seasonal items. Each store currently stocks between 900 and 27,000 SKUs. Many of the items sold in the Company's stores are nationally advertised, brand-name products. NHC classifies its product offerings into five categories:

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

  Lawn and Garden--Plants, fertilizer, mowers, garden tools and outdoor furniture.

     The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:

                                             Fiscal Year Ending January 31,
Products                                    2000          1999          1998
--------                                    ----          ----          ----
Building Materials                            71            61            54
Hardware/Plumbing/Electrical                  11            15            18
Home Decor                                     8             9            10
Appliances/Cabinets                            8            10            10
Lawn and Garden                                2             5             8
                                            ----          ----          ----
Total                                        100%          100%          100%

Purchasing

     Except for pre-hung doors which are fabricated by the Company, NHC purchases its merchandise from more than 650 manufacturers and suppliers. No single supplier accounted for more than 10% of NHC's total purchases in fiscal 1999. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. Management does not believe that the loss of any single supplier would have a material adverse effect on the Company.

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

Credit

     NHC offers credit for professional contractors which allows those customers to make purchases at any NHC store. Professional contractors make the majority of their purchases on credit. Subcontractors hired by a professional contractor, as well as the property owner, may charge materials purchased for that job to the professional contractor's account. Credit policies and procedures are established by the Company's credit department, and all professional contractor sales representatives are trained in those policies and procedures. Each of NHC's market areas has a dedicated credit manager who interacts with sales representatives, management and credit agencies to manage and monitor customer credit. The Company also has a Corporate Credit Manager who oversees five area credit managers and activities and policies relating to contractor receivables. NHC's credit policies are designed to maximize extension of credit to professional contractors without unduly risking bad credit. Credit sales accounted for substantially all of NHC's total sales to professional contractors in fiscal 1999, while the Company's credit loss was 0.24% of contractor sales. In addition, NHC accepts third-party credit cards such as MasterCard, Visa, American Express and Discover. Approximately 38% of NHC's retail sales were made on third-party and proprietary credit cards in fiscal 1999.

Marketing

     NHC offers various volume-oriented price levels to professional contractors to promote larger purchases. The Company's computerized pricing system permits sales personnel to provide consistent quantity discounts and immediate response to customer requests for discounts on volume purchases.

     For over 20 years, the Company has offered professional contractors a travel incentive program in which customers earn, through their purchases, credit toward trips arranged each year by the Company. The program, which has been highly successful in helping the Company increase its share of the professional contractor business, gives the Company an opportunity to present product seminars during each trip. There are currently 340 participants signed up for a November, 2000 trip to an all-inclusive Caribbean resort. Builders qualify for the travel incentive program by purchasing certain volumes of materials and by making timely payments each month.

     Management believes that its strongest marketing tools are exceptional customer service and everyday low prices. Because many retail customers make buying decisions in the store, NHC focuses its marketing efforts on maintaining a well-stocked inventory and superior service to encourage add-on sales which augment the average purchase. As a result of this approach, NHC spent 0.27% of sales on advertising in fiscal 1999, primarily on seasonal direct mail advertising for special promotions and to reinforce customer awareness of its everyday low pricing.

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

     NHC's point-of-sale system is a fully integrated sales, credit, receivables, inventory, purchasing and data collection system. This system includes UPC scanning for all items sold at NHC stores and provides automatic price check at the register as well as sales audit reporting, advertised item reporting, item sales performance and history, daily computer review and suggested purchase orders. The system also tracks professional contractor receivables and requires management approval for any transaction which would exceed the customer's account credit limit. Accounting software handles the Company's payroll, accounts payable and general ledger. These functions are centralized at the Company's corporate office. During fiscal

1999, the Company implemented CSD software for accounts payable and general ledger. This system allows continued integration of the point-of-sale system and the accounting system. The Company has entered into service contracts with third parties for service and upgrades of computer software. Company policies require daily backup at each store which is maintained at secure off-site locations. In addition, the Company maintains a standby mainframe unit to operate as backup for its primary system.

Year 2000 Compliance

     The Company has not experienced any adverse effects related to the ability of the Company's programs and systems to recognize and process the year 2000 and beyond.

Competition

     NHC operates its stores in four Arkansas markets. The Company's principal competitors in these markets are Lowe's, Home Depot, Sutherlands, Cameron Ashley, One Source, Meeks, Ridout, and 84 Lumber.

Patents and Trademarks

     The Company has obtained federal trademark registration for the service mark National Home Centers(R). The federal registration covers NHC's use of the mark for retail lumber, building materials and hardware store services, but does not contemplate use of the mark on other products.

Employees and Labor Relations

     As of January 31, 2000, the Company employed 460 persons, consisting of 426 full-time and 34 part-time personnel. Generally, the Company believes that relations with its employees are excellent. None of the Company's employees are represented by a union or covered by a collective bargaining group.

Forward Looking Statements

     Forward-looking statements contained herein are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. There are various factors that could cause results to differ materially from those anticipated by such statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes made it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to, the following: the strength and excess of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to increase sales; the Company's ability to attract, train, and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company is authorized to issue 25,000,000 shares of Common Stock, $.01 par value of which 7,142,251 shares were outstanding as of April 14, 2000, and 5,000,000 shares of Preferred Stock, $1.00 par value, of which no shares were outstanding as of April 14, 2000.

                                 COMMON STOCK

     The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefor. Holders of Common Stock have no preemptive or subscription rights and there are no redemption or conversion rights with respect to such shares. The outstanding shares of Common Stock are fully paid and non-assessable. As of January 31, 2000, the Company's Chairman beneficially owned approximately 63% of the outstanding Common Stock.

     The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. See "Dividend Policy."

     At April 14, 2000, the 7,142,251 shares of Common Stock then outstanding were held by approximately 567 persons (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Common Stock is UMB Bank of Kansas City.

     The Company's Common Stock is currently traded on The Nasdaq Small Cap Market under the symbol "NHCI." The following table sets forth the quarterly high and low sales price for the Common Stock as reported on The Nasdaq Small Cap Market.

                                                  High                Low
                                                  ----                ---
Fiscal 1998
-----------
First Quarter                                     $2.50              $1.00
Second Quarter                                     2.38               1.13
Third Quarter                                      2.00               1.25
Fourth Quarter                                     1.94               1.00

Fiscal 1999
-----------
First Quarter                                      1.63               1.00
Second Quarter                                     1.44               1.06
Third Quarter                                      1.28               1.00
Fourth Quarter                                     1.31               1.00

Fiscal 2000
-----------
First Quarter (through April 14, 2000)             1.88               1.00


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

Item 6.  Selected Financial Data.

     Incorporated by reference from the section captioned "Selected Consolidated Financial Data," page 2 of the National Home Centers, Inc. 1999 Annual Report (the "1999 Annual Report").

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Incorporated by reference from the sections captioned "Management's Discussion and Analysis," pages 3 through 5 of the 1999 Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     Incorporated by reference from the section captioned "Management's Discussion and Analysis," page 4 of the 1999 Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     Incorporated by reference from the sections captioned "Consolidated Balance Sheets, "Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit)," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," and "Report of Independent Public Accountants," pages 6 through 17 of the 1999 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders, June 8, 2000 and Adjournments (the "Proxy Statement").

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

     1.   Financial Statements.

     The following consolidated financial statements of National Home Centers, Inc. and Subsidiary have been incorporated by reference from the 1999 Annual Report into Item 8 of this Report.

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
     3.1             Amended and Restated Articles of Incorporation of the
                     Company./1/

     3.2             Amended and Restated By-Laws of the Company./1/

     4.1             Form of the Company's Common Stock Certificate./1/

     4.2             Amended and Restated Articles of Incorporation of the
                     Company, Sections 5 through 7./1/

     10.1 Split Dollar Insurance Agreement dated September 24, 1999 between the Company and the Newman 1994 Family Trust

     10.2            Assignment of Policy dated September 24, 1999 between the
                     Company and the Newman 1994 Family Trust

     10.3            Amendment to Guaranty dated September 24, 1999, amending
                     Guaranty Agreement dated May 20, 1994

     10.4            Lease Agreement dated September 1, 1992 between Dwain A.
                     Newman and Glenda R. Newman and the Company for the Springdale, Arkansas store./1/

     Exhibit No.     Description
     -----------     -----------
     10.5            Lease Agreement dated September 1, 1992 between Dwain A.
                     Newman and Glenda R. Newman and the Company for the North
                     Little Rock, Arkansas store./1/

     10.6            Lease Agreement dated September 1, 1992 between Dwain A.
                     Newman and Glenda R. Newman and the Company for the Fort
                     Smith, Arkansas store./1/

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

     10.12           Form of the Company's 1993 Incentive Compensation Plan./1/

     10.13 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation./1/

     10.14           Guaranty Agreement effective May 20, 1994./3/

     10.15           Supplemental Security Agreement and Term Promissory Note
                     No. 1 dated December 6, 1994 between the Company and
                     MetLife Capital Corporation./4/

     10.16           Promissory Note and Mortgage dated May 5, 1995 to Simmons
                     First Bank of Arkansas for Conway, Arkansas Store./5/

     10.17           Form of the Company's 401(k) Adoption Agreement with First
                     Tennessee National Bank as Trustee./6/

     10.18           1996 Long-Term Performance Plan./7/

     10.19           Loan and Security Agreement with NationsCredit Commercial
                     Funding./8/

     11.1            Computation of Earnings (loss) Per Share.

     13.1 National Home Centers, Inc. 1999 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

     Exhibit No.     Description
     -----------     -----------

     21.1            Subsidiaries of the Company./1/

     23.1            Consent of Arthur Andersen LLP

     27.1            Financial Data Schedule.

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

/4/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the fiscal year ended January 31, 1995, filed with the Securities and Exchange Commission on April 29, 1995.

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

(b)  Reports on Form 8-K.

     The Company did not file any Current Reports on Form 8-K during fiscal
     1999.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL HOME CENTERS, INC.

     April 27, 2000               By:   /s/ DWAIN A. NEWMAN
                                        ------------------------------
                                        Dwain A. Newman
                                        Chairman of the Board and Chief
                                         Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     April 27, 2000               By:   /s/ DWAIN A. NEWMAN
                                        ------------------------------
                                        Dwain A. Newman
                                        Chairman of the Board and Chief
                                         Executive Officer

     April 27, 2000               By:   /s/ DANNY R. FUNDERBURG
                                        ------------------------------
                                        Danny R. Funderburg
                                        President, Chief Operating Officer and
                                         Director

     April 27, 2000               By:   /s/ ROGER A. HOLMAN
                                        ------------------------------
                                        Roger A. Holman
                                        Vice President, Purchasing - Marketing
                                         and Director

     April 27, 2000               By:   /s/ BRENT A. HANBY
                                        ------------------------------
                                        Brent A. Hanby
                                        Executive Vice President, Chief
                                         Financial Officer and Director

     April 27, 2000               By:   /s/ RICHARD D. DENISON
                                        ------------------------------
                                        Richard D. Denison
                                        Director

     April 27, 2000               By:   /s/ DAVID W. TRUETZEL
                                        ------------------------------
                                        David W. Truetzel
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
3.1           Amended and Restated Articles of Incorporation of the Company./1/

3.2           Amended and Restated By-Laws of the Company./1/

4.1           Form of the Company's Common Stock Certificate./1/

4.2 Amended and Restated Articles of Incorporation of the Company, Sections 5 through 7./1/

10.1 Split Dollar Insurance Agreement dated September 24, 1999 between the Company and the Newman 1994 Family Trust

10.2 Assignment of Policy dated September 24, 1999 between the Company and the Newman 1994 Family Trust

10.3 Amendment to Guaranty dated September 24, 1999, amending Guaranty Agreement dated May 20, 1994

10.4 Lease Agreement dated September 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Springdale, Arkansas store./1/

10.5 Lease Agreement dated September 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the North Little Rock, Arkansas store./1/

10.6 Lease Agreement dated September 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

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

10.12         Form of the Company's 1993 Incentive Compensation Plan./1/

10.13 Loan and Security Agreement dated December 29, 1992 between the Company and MetLife Capital Corporation./1/

10.14         Guaranty Agreement effective May 20, 1994./3/

10.15 Supplemental Security Agreement and Term Promissory Note No. 1 dated December 6, 1994 between the Company and MetLife Capital Corporation./4/

10.16 Promissory Note and Mortgage dated May 5, 1995 to Simmons First Bank of Arkansas for Conway, Arkansas Store./5/

10.17 Form of the Company's 401(k) Adoption Agreement with First Tennessee National Bank as Trustee./6/

10.18         1996 Long-Term Performance Plan./7/

10.19         Loan and Security Agreement with NationsCredit Commercial
              Funding./8/

11.1          Computation of Earnings (loss) Per Share.

13.1 National Home Centers, Inc. 1999 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

23.1          Consent of Arthur Andersen LLP

21.1          Subsidiaries of the Company./1/

27.1          Financial Data Schedule.