Form 10-Q
period 2000-04-30
NATIONAL HOME CENTERS INC
filed 2000-06-13
CIK 899630

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 2000.

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

As of June 12, 2000 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

================================================================================

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               April 30,           January 31,
                                                                                  2000                 2000
Assets                                                                        (Unaudited)               (1)
--------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                      $     44,870               43,847
   Accounts Receivable                                                         10,010,273            9,994,939
   Inventories                                                                 14,219,450           14,675,988
   Other                                                                          402,184              541,606
--------------------------------------------------------------------------------------------------------------

      Total Current Assets                                                     24,676,777           25,256,380
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                  18,573,341           18,342,462
Less Accumulated Depreciation                                                  10,779,636           10,611,433
--------------------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                                         7,793,705            7,731,029
--------------------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                               2,863,463            2,908,675
--------------------------------------------------------------------------------------------------------------

                                                                             $ 35,333,945           35,896,084
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                                    $    935,850              988,832
   Accounts Payable                                                             7,148,325            6,491,277
   Accrued Expenses                                                             2,920,399            3,079,971
--------------------------------------------------------------------------------------------------------------

      Total Current Liabilities                                                11,004,574           10,560,080
--------------------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                                 13,759,206           15,030,208
Stockholders' Equity                                                           10,570,165           10,305,796
--------------------------------------------------------------------------------------------------------------

                                                                             $ 35,333,945           35,896,084
--------------------------------------------------------------------------------------------------------------

(1) January 31, 2000 balances are condensed from the audited consolidated balance sheet.

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

=======================================================================================================
                                                                               Three Months Ended
                                                                                    April 30,
(Unaudited)                                                                2000                 1999
-------------------------------------------------------------------------------------------------------
Net Sales                                                            $  26,582,020           25,340,042
Cost of Sales                                                           20,416,211           19,639,070
-------------------------------------------------------------------------------------------------------

     Gross Profit                                                        6,165,809            5,700,972
-------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                               3,727,182            3,527,984
     Rent                                                                  298,818              273,612
     Depreciation and Amortization                                         314,445              343,795
     Other                                                               1,178,342            1,019,348
-------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                                           5,518,787            5,164,739
-------------------------------------------------------------------------------------------------------

         Operating Income                                                  647,022              536,233
Interest Expense                                                           382,653              324,529
-------------------------------------------------------------------------------------------------------

    Income Before Income Taxes                                             264,369              211,704
Income Taxes                                                                     0                    0
-------------------------------------------------------------------------------------------------------

     Net Income                                                      $     264,369              211,704
=======================================================================================================

Earnings Per Share (basic and diluted)                               $        0.04                 0.03
=======================================================================================================

Weighted Average Number of
     Common Shares Outstanding                                           7,142,251            7,142,251
=======================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

=====================================================================================================================
                                                                                            Three Months Ended
                                                                                                 April 30,
                                                                                     --------------------------------
(Unaudited)                                                                                2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings                                                                      $    264,369             211,704
   Adjustments to Reconcile Net Earnings to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                                     314,445             343,795
        Gain on Disposal of Property, Plant and Equipment                                  (2,000)             (3,000)
        Changes in Assets and Liabilities:
           Accounts Receivable                                                            (15,334)         (1,890,256)
           Inventories                                                                    456,538            (109,615)
           Other Current Assets                                                           139,422             (82,450)
           Accounts Payable                                                               657,048             951,836
           Accrued Expenses                                                              (159,572)            (47,057)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                        1,654,916            (625,043)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                            (331,909)           (138,744)
   Proceeds from Sale of Property, Plant and Equipment                                      2,000               9,800
   Increase in Other Assets                                                                     0            (264,075)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Used in Investing Activities                                       (329,909)           (393,019)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                                           271,537           1,514,414
   Repayments of Long-Term Debt                                                        (1,595,521)           (510,753)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                       (1,323,984)          1,003,661
---------------------------------------------------------------------------------------------------------------------

Net Increase (Decrease) in Cash                                                             1,023             (14,401)
Cash at Beginning of Period                                                                43,847              57,984
---------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                               $      44,870              43,583
=====================================================================================================================

Supplemental Disclosures:
   Interest Paid                                                                    $     385,165             341,502
=====================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                                April 30, 2000

1.  Basis of Presentation
    ---------------------
    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed
                                            --------------------------
    with the Commission on May 1, 2000.

2.  Income Taxes
    ------------
    No income tax provision was recorded for the three-month periods ended April 30, 2000 or 1999 due to the realization of previously unrecognized NOL carryforwards.

ITEM 2
------

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              --------------------------------------------------
                      OPERATIONS AND FINANCIAL CONDITION
                      ----------------------------------

                                    General
                                    -------

National Home Centers, Inc., an Arkansas corporation, ("the Company") is a full line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas and also in Oklahoma, Missouri and Kansas.

Over the past several years, the Company has experienced increased competition in its markets from other national and/or regional chains that are seeking to gain or retain market share by reducing prices. This has continued to place pressure on all of the Company's stores and their respective sales, gross margins and operating income. In 1997 and 1998, the Company sold certain real estate and other assets related to closed retail stores in Conway, Rogers, Little Rock and Fayetteville, Arkansas. By closing these stores, the Company has eliminated recurring losses at those locations, and the sale of assets related to such stores, including real estate, provided the Company with cash for operations.

                             Results of Operations
                             ---------------------

Three Months Ended April 30, 2000 and 1999
------------------------------------------

Net sales for the first quarter of fiscal 2000 increased 5% to $26.6 million, compared to $25.3 million for the first quarter of fiscal 1999. Comparable store sales in the first quarter of fiscal 2000 increased 5% over the same period of fiscal 1999. Net income for the first quarter of fiscal 2000 was $264,000 or $0.04 income per share, compared with net income for the first quarter of fiscal 1999 of $212,000 or $0.03 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $961,000 versus $880,000 in the first quarter last year, an improvement of $81,000. The Company operated eight stores at the end of the quarter. For the quarter, the Company's revenues consisted of 80% to professional contractors and 20% to retail customers versus 82% and 18%, respectively, in the first quarter last year.

Gross profit as a percentage of net sales for the first quarter of fiscal 2000 increased to 23.2% from 22.5% for the same period last year. Gross margins have increased as a result of a combination of improved commodities markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 20.8% of net sales for the first quarter of fiscal 2000 compared to 20.4% of net sales for the same period last year. The Company continues to work at reducing these expenses. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.4% for the quarter ended April 30, 2000, compared to 1.3% for the same period last year.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at April 30, 2000 decreased to $13.7 million from $14.7 million at January 31, 2000, primarily due to lower inventories and higher payables. Accounts payable have increased due to new and extended terms with certain primary vendors.

The Company's primary capital needs are to finance operations. During the three months ended April 30, 2000, operating activities provided net cash of $1.7 million. Primary sources of cash from operating activities included approximately $0.7 million from increases in accounts payable, $0.5 million from decreases in inventories and $0.6 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $0.2 million for increases in accrued expenses.

Net cash used in investing activities for the first three months of fiscal 2000 was approximately $0.3 million, principally due to purchases of equipment. Net cash used by financing activities during the first three months of fiscal 2000 totaled approximately $1.3 million, resulting from net repayments of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $2.7 million under the revolving credit agreement as of April 30, 2000.

As of April 30, 2000, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.

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

Item 6. Exhibits and Reports on Form 8K.

(a) Exhibits

                                                                             Sequentially
                                                                             ------------
    Exhibits No.                      Description of Exhibit                 Numbered Page
    ------------                      ----------------------                 -------------
    27.1                              Financial Data Schedule                    11-12

(b) Reports on Form 8-K.
       Not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        National Home Centers, Inc.

Date:  June 12, 2000                    /s/ Dwain A. Newman
                                        -------------------
                                        Dwain A. Newman
                                        Chief Executive Officer and
                                        Chairman


Date:  June 12, 2000                    /s/ Brent A. Hanby
                                        ------------------
                                        Brent A. Hanby
                                        Executive Vice President and
                                        Chief Financial Officer