Form 10-Q
period 2000-07-31
NATIONAL HOME CENTERS INC
filed 2000-09-13
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended July 31, 2000.

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
                  ---------    ---------

As of September 13, 2000 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.


--------------------------------------------------------------------------------

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               July 31,            January 31,
                                                                                2000                   2000
Assets                                                                      (Unaudited)                 (1)
--------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                               $            33,328               43,847
   Accounts Receivable                                                          9,814,136            9,994,939
   Inventories                                                                 12,927,227           14,675,988
   Other                                                                          616,389              541,606
--------------------------------------------------------------------------------------------------------------

      Total Current Assets                                                     23,391,080           25,256,380
--------------------------------------------------------------------------------------------------------------

Property, Plant and Equipment                                                  18,979,370           18,342,462
Less Accumulated Depreciation                                                  10,791,042           10,611,433
--------------------------------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                                         8,188,328            7,731,029
--------------------------------------------------------------------------------------------------------------

Other Assets, Net of Amortization                                               2,818,252            2,908,675
--------------------------------------------------------------------------------------------------------------

                                                                      $        34,397,660           35,896,084
--------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                             $         1,326,535              988,832
   Accounts Payable                                                             6,421,563            6,491,277
   Accrued Expenses                                                             3,139,938            3,079,971
--------------------------------------------------------------------------------------------------------------

      Total Current Liabilities                                                10,888,036           10,560,080
--------------------------------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments                                 12,627,488           15,030,208
Stockholders' Equity                                                           10,882,136           10,305,796
--------------------------------------------------------------------------------------------------------------

                                                                      $        34,397,660           35,896,084
--------------------------------------------------------------------------------------------------------------

  (1) January 31, 2000 balances are condensed from the audited consolidated balance sheet.

  See accompanying notes to Condensed Consolidated Financial Statements.

                                               NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
--------------------------------------------------------------------------------------------------------------------------------
                                                          Three Months Ended                         Six Months Ended
                                                               July 31,                                  July 31,
                                           -------------------------------------------------------------------------------------
(Unaudited)                                               2000                 1999                2000                  1999
--------------------------------------------------------------------------------------------------------------------------------

Net Sales                                    $         26,063,586           28,479,666          52,645,606            53,819,708
Cost of Sales                                          19,919,426           22,287,760          40,335,637            41,926,830
--------------------------------------------------------------------------------------------------------------------------------

     Gross Profit                                       6,144,160            6,191,906          12,309,969            11,892,878
--------------------------------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                              3,809,408            3,537,548           7,536,590             7,065,532
     Rent                                                 296,978              289,511             595,796               563,123
     Depreciation and Amortization                        319,996              334,965             634,441               683,760
     Other                                              1,032,147            1,235,152           2,210,489             2,249,500
--------------------------------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                          5,458,529            5,397,176          10,977,316            10,561,915
--------------------------------------------------------------------------------------------------------------------------------

         Operating Income                                 685,631              794,730           1,332,653             1,330,963
Interest Expense                                          373,660              345,256             756,313               669,785
--------------------------------------------------------------------------------------------------------------------------------

    Earnings Before Income Taxes                          311,971              449,474             576,340               661,178
Income Taxes                                                    0                    0                   0                     0
--------------------------------------------------------------------------------------------------------------------------------

     Net Earnings                            $            311,971              449,474             576,340               661,178
--------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
    (basic and diluted)                      $               0.04                 0.06                0.08                  0.09
--------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                          7,142,251            7,142,251           7,142,251             7,142,251
--------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

                                     NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
---------------------------------------------------------------------------------------------------------------------
                                                                                           Six Months Ended
                                                                                               July 31,
                                                                          -------------------------------------------
(Unaudited)                                                                               2000                1999
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings                                                             $             576,340             661,178
   Adjustments to Reconcile Net Earnings to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                                     634,441             683,760
        Loss (Gain) on Disposal of Property, Plant and Equipment                          (34,568)             92,738
        Decrease in Cash Surrender Value of Life Insurance                                      0              31,702
        Changes in Assets and Liabilities:
           Accounts Receivable                                                            180,803          (4,264,150)
           Inventories                                                                  1,748,761            (238,619)
           Other Current Assets                                                           (74,783)           (124,719)
           Accounts Payable                                                               (69,714)          2,565,347
           Accrued Expenses                                                                59,967            (346,556)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                        3,021,247            (939,319)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                            (654,519)           (286,254)
   Proceeds from Sale of Property, Plant and Equipment                                     36,250               9,800
   Increase in Other Assets                                                                     0            (183,323)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Used in Investing Activities                                       (618,269)           (459,777)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                                           367,179           2,815,242
   Repayments of Long-Term Debt                                                        (2,780,676)         (1,429,345)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                       (2,413,497)          1,385,897
---------------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                      (10,519)            (13,199)
Cash at Beginning of Period                                                                43,847              57,984
---------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                        $             33,328              44,785
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
   Interest Paid                                                            $             765,458             661,653
   Acquisition of equipment for notes payable                                             348,480                   0
---------------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                 July 31, 2000

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and six months ended July 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual Report on Form 10-K
                                                     --------------------------
     filed with the Commission on May 1, 2000.

2.   Income Taxes
     ------------
     No income tax provision was recorded for the three months or six months ended July 31, 2000 or 1999 due to the realization of previously unrecognized NOL carryforwards.

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

                             Results of Operations
                             ---------------------

Three Months Ended July 31, 2000 and 1999
-----------------------------------------

Net sales for the second quarter of fiscal 2000 decreased 8% to $26.1 million, compared to $28.5 million for the second quarter of fiscal 1999. Comparable store sales in the second quarter of fiscal 2000 decreased 8% over the same period of fiscal 1999. Higher mortgage interest rates have slowed the growth of residential housing developments in some markets. Also, lower costs on several common commodity products bring in less sales dollars even though the same or higher quantity of materials may be sold. Net income for the second quarter of fiscal 2000 was $312,000 or $0.04 income per share, compared with net income for the second quarter of fiscal 1999 of $449,000 or $0.06 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,006,000 versus $1,130,000 in the second quarter last year. The Company operated eight stores at the end of the quarter. For the quarter, the Company's revenues consisted of 78% to professional contractors and 22% to retail customers versus 83% and 17%, respectively, in the second quarter last year.

Gross profit as a percentage of net sales for the second quarter of fiscal 2000 increased to 23.6% from 21.7% for the same period last year. Gross margins have increased as a result of a combination of improved commodity markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 20.9% of net sales for the second quarter of fiscal 2000 compared to 18.9% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.4% for the quarter ended July 31, 2000, compared to 1.2% for the same period last year, primarily due to the increase in interest rates.

Six Months Ended July 31, 2000 and 1999
---------------------------------------

Net sales for the six months ended July 31, 2000 were down 2% to $52.6 million, compared to $53.8 million for the same period of fiscal 1999. Comparable store sales for the six months ended July 31, 2000 were also down 2% over the same period of fiscal 1999. Net income for the six months ended July 31, 2000 was $576,000 or $0.08 income per share, compared with net income for the same period in 1999 of $661,000 or $0.09 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,967,000 versus $2,015,000 in the same period last year. For the six months ended July 31, 2000, the Company's revenues consisted of 79% to professional contractors and 21% to retail customers versus 82% and 18%, respectively, in the same period last year.

Gross profit as a percentage of net sales for the first six months of fiscal 2000 increased to 23.4% from 22.1% for the same period last year. Gross margins have increased as a result of a combination of improved commodity markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 20.9% of net sales for the first six months of fiscal 2000, compared to 19.6% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.4% for the six months ended July 31, 2000, compared to 1.2% for the same period last year, primarily due to the increase in interest rates.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at July 31, 2000 decreased to $12.5 million from $14.7 million at January 31, 2000, primarily due to lower inventories.

The Company's primary capital needs are to finance operations. During the six months ended July 31, 2000, operating activities provided net cash of $3.0 million. Primary sources of cash from operating activities included approximately $1.7 million from decreases in inventories and $1.2 million from net income, adjusted for depreciation and amortization.

Net cash used in investing activities for the first six months of fiscal 2000 was approximately $0.6 million, principally due to purchases of equipment. Net cash used by financing activities during the first six months of fiscal 2000 totaled approximately $2.4 million, resulting from net repayments of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement for a new $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The credit facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $2.4 million under the revolving credit agreement as of July 31, 2000.

As of July 31, 2000, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.


                           Forward-looking Statements
                           --------------------------

Many issues discussed in this annual report are forward-looking statements made under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual events or results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earning per share or achievements expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

On May 24, 2000, Raeleen Ann Barnes Matlock, acting as administratrix for the estate of Jimmy Ray Barnes, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas against W.M. Barr & Co., Inc., Ring Can Corporation, and the Company. The lawsuit alleges negligence, breach of warranty, and product liability acts by the defendants in connection with the manufacture, distribution, and sale of a defective container of paint thinner. The plaintiff is seeking actual damages in an amount of $6,000,000 and punitive damages in the same amount. On June 20, 2000, the Company filed an answer to the complaint, generally denying the allegations with regard to National Home Centers and requesting that the court dismiss the complaint as against the Company. The Company is also, at times, a party to routine litigation incidental to its business. In the opinion of the Company's management, such proceedings should not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition. The Company maintains insurance in such amounts and with such coverage and deductibles as management believes are reasonable.

Item 2.   Changes in Securities.

Not applicable.

Item 3.   Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held its Annual Meeting of Stockholders on June 8, 2000. For purposes of voting for the election of Directors and upon such other business as may have properly come before the meeting, there were 7,142,251 shares of outstanding Common Stock entitled to vote at the meeting. Of those outstanding shares, 6,811,348 were represented either in person or by proxy at the meeting. The stockholders voted on the following items:

    Election of Directors:
    ----------------------
           Name                For     Authority Withheld
           ----                ---     ------------------
     Richard D. Denison     6,797,139              14,209
     Danny R. Funderburg    6,796,139              15,209
     Brent A. Hanby         6,796,089              15,259
     Roger A. Holman        6,796,319              15,029
     Dwain A. Newman        6,796,785              14,563
     David W. Truetzel      6,797,139              14,209

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


                                 National Home Centers, Inc.

Date:  September 13, 2000        /s/ Dwain A. Newman
                                 --------------------------------
                                 Dwain A. Newman
                                 Chief Executive Officer and
                                 Chairman


Date:  September 13, 2000        /s/ Brent A. Hanby
                                 --------------------------------
                                 Brent A. Hanby
                                 Executive Vice President and
                                 Chief Financial Officer