Form 10-Q
period 2000-10-31
NATIONAL HOME CENTERS INC
filed 2000-12-12
CIK 899630

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended October 31, 2000.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No_______.
                                             -----

     As of December 12, 2000 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

================================================================================

                        PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------
                                                           October 31,      January 31,
                                                               2000            2000
Assets                                                     (Unaudited)          (1)
---------------------------------------------------------------------------------------
Current Assets:
   Cash                                                   $     36,947           43,847
   Accounts Receivable                                       9,530,509        9,994,939
   Inventories                                              13,484,346       14,675,988
   Other                                                       551,394          541,606
---------------------------------------------------------------------------------------

      Total Current Assets                                  23,603,196       25,256,380
---------------------------------------------------------------------------------------

Property, Plant and Equipment                               19,170,987       18,342,462
Less Accumulated Depreciation                               10,795,571       10,611,433
---------------------------------------------------------------------------------------

      Net Property, Plant and Equipment                      8,375,416        7,731,029
---------------------------------------------------------------------------------------

Other Assets, Net of Amortization                            2,953,115        2,908,675
---------------------------------------------------------------------------------------

                                                          $ 34,931,727       35,896,084
---------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt                 $    698,136          988,832
   Accounts Payable                                          6,899,824        6,491,277
   Accrued Expenses                                          1,981,675        3,079,971
---------------------------------------------------------------------------------------

      Total Current Liabilities                              9,579,635       10,560,080
---------------------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments              14,401,948       15,030,208
Stockholders' Equity                                        10,950,144       10,305,796
---------------------------------------------------------------------------------------

                                                          $ 34,931,727       35,896,084
---------------------------------------------------------------------------------------

(1) January 31, 2000 balances are condensed from the audited consolidated balance sheet.

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

-----------------------------------------------------------------------------------------------------------
                                                  Three Months Ended                   Nine Months Ended
                                                      October 31,                         October 31,
                                            ---------------------------------------------------------------
(Unaudited)                                       2000              1999             2000          1999
-----------------------------------------------------------------------------------------------------------
Net Sales                                   $   25,230,850       29,968,492      77,876,456      83,788,200
Cost of Sales                                   19,014,433       23,588,025      59,350,070      65,514,855
-----------------------------------------------------------------------------------------------------------

     Gross Profit                                6,216,417        6,380,467      18,526,386      18,273,345
-----------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                       3,952,973        3,761,462      11,489,563      10,826,994
     Rent                                          327,075          292,354         922,871         855,477
     Depreciation and Amortization                 312,338          271,623         946,779         955,383
     Other                                       1,183,130        1,335,208       3,393,619       3,584,708
-----------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                   5,775,516        5,660,647      16,752,832      16,222,562
-----------------------------------------------------------------------------------------------------------

         Operating Income                          440,901          719,820       1,773,554       2,050,783
Interest Expense                                   372,893          373,097       1,129,206       1,042,882
-----------------------------------------------------------------------------------------------------------

    Earnings Before Income Taxes                    68,008          346,723         644,348       1,007,901
Income Taxes                                             0                0               0               0
-----------------------------------------------------------------------------------------------------------

     Net Earnings                           $       68,008          346,723         644,348       1,007,901
-----------------------------------------------------------------------------------------------------------
Earnings Per Share
    (basic and diluted)                     $         0.01             0.05            0.09            0.14
-----------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                   7,142,251        7,142,251       7,142,251       7,142,251
-----------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

                  NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------
                                                                                            Nine Months Ended
                                                                                                October 31,
                                                                                   -----------------------------------
(Unaudited)                                                                             2000                  1999
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
  Net Earnings                                                                     $     644,348             1,007,901
  Adjustments to Reconcile Net Earnings to Net Cash
    Provided by (Used in) Operating Activities:
      Depreciation and Amortization                                                      946,779               955,383
      Loss (Gain) on Disposal of Property, Plant and Equipment                           (74,554)               91,742
      Decrease in Cash Surrender Value of Life Insurance                                       0                63,404
      Changes in Assets and Liabilities:
           Accounts Receivable                                                           464,430            (4,158,669)
           Inventories                                                                 1,191,642                24,271
           Other Current Assets                                                           (9,788)               31,385
           Accounts Payable                                                              408,547             2,266,611
           Accrued Expenses                                                           (1,098,296)           (1,368,021)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                       2,473,108            (1,085,993)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
  Additions to Property, Plant and Equipment                                          (1,060,776)             (741,722)
  Proceeds from Sale of Property, Plant and Equipment                                     80,279                14,400
  Increase in Other Assets                                                              (180,075)             (359,134)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Used in Investing Activities                                    (1,160,572)           (1,086,456)
----------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
  Proceeds from Long-Term Debt                                                         2,187,109             3,821,729
  Repayments of Long-Term Debt                                                        (3,506,545)           (1,658,300)
----------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                      (1,319,436)            2,163,429
----------------------------------------------------------------------------------------------------------------------
Net Decrease in Cash                                                                      (6,900)               (9,020)
Cash at Beginning of Period                                                               43,847                57,984
----------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                              $      36,947                48,964
======================================================================================================================
Supplemental Disclosures:
======================================================================================================================
  Interest Paid                                                                    $   1,143,387             1,025,842
  Acquisition of equipment for notes payable                                             400,480                     0
======================================================================================================================

See accompanying notes to Condensed Consolidated Financial Statements.

          NATIONAL HOME CENTERS, INC. ("THE COMPANY") AND SUBSIDIARY
                        NOTES TO CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS

                               October 31, 2000

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months and nine months ended October 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2001. For further information, refer to the consolidated financial statements and related notes thereto included in the Company's Annual
                                                                    ------
     Report on Form 10-K filed with the Commission on May 1, 2000.
     -------------------

2.   Income Taxes
     ------------
     No income tax provision was recorded for the three months or nine months ended October 31, 2000 or 1999 due to the realization of previously unrecognized NOL carryforwards.

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

                             Results of Operations
                             ---------------------

Three Months Ended October 31, 2000 and 1999
--------------------------------------------

Net sales for the third quarter of fiscal 2000 decreased 16% to $25.2 million, compared to $30.0 million for the third quarter of fiscal 1999. Comparable store sales in the third quarter of fiscal 2000 decreased 16% over the same period of fiscal 1999. Deflation in the prices of lumber and other building materials has adversely affected the Company's sales revenues, as it has most companies in the industry. For example, composite prices for framing lumber fell approximately 30% in the third quarter. In addition, higher mortgage interest rates have slowed the growth of residential housing developments in some markets. Net income for the third quarter of fiscal 2000 was $68,000 or $0.01 income per share, compared with net income for the third quarter of fiscal 1999 of $347,000 or $0.05 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $753,000 versus $991,000 in the third quarter last year. The Company operated eight stores at the end of the quarter. For the quarter, the Company's revenues consisted of 81% to professional contractors and 19% to retail customers versus 83% and 17%, respectively, in the third quarter last year.

Gross profit as a percentage of net sales for the third quarter of fiscal 2000 increased to 24.6% from 21.3% for the same period last year. Gross margins have increased as a result of management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 22.9% of net sales for the third quarter of fiscal 2000 compared to 18.9% of net sales for the same period last year. Expenses as a percentage of sales were higher due to the lower sales dollars. However, certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.5% for the quarter ended October 31, 2000, compared to 1.2% for the same period last year, primarily due to the increase in interest rates.

Nine Months Ended October 31, 2000 and 1999
-------------------------------------------

Net sales for the nine months ended October 31, 2000 were down 7% to $77.9 million, compared to $83.8 million for the same period of fiscal 1999. Comparable store sales for the nine months ended October 31, 2000 were also down 7% over the same period of fiscal 1999. Net income for the nine months ended October 31, 2000 was $644,000 or $0.09 income per share, compared with net income for the same period in 1999 of $1,008,000 or $0.14 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,720,000 versus $3,006,000 in the same period last year. For the nine months ended October 31, 2000, the Company's revenues consisted of 80% to professional contractors and 20% to retail customers versus 83% and 17%, respectively, in the same period last year.

Gross profit as a percentage of net sales for the first nine months of fiscal 2000 increased to 23.8% from 21.8% for the same period last year. Gross margins have increased as a result of management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 21.5% of net sales for the first nine months of fiscal 2000, compared to 19.4% of net sales for the same period last year. Expenses as a percentage of sales were higher due to the lower sales dollars. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.5% for the nine months ended October 31, 2000, compared to 1.2% for the same period last year, primarily due to the increase in interest rates.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at October 31, 2000 decreased to $14.0 million from $14.7 million at January 31, 2000, primarily due to lower inventories and lower accrued expenses.

The Company's primary capital needs are to finance operations. During the nine months ended October 31, 2000, operating activities provided net cash of $2.5 million. Primary sources of cash from operating activities included approximately $1.2 million from decreases in inventories and $1.6 million from net income, adjusted for depreciation and amortization.

Net cash used in investing activities for the first nine months of fiscal 2000 was approximately $1.2 million, principally due to purchases of equipment. Net cash used by financing activities during the first nine months of fiscal 2000 totaled approximately $1.3 million, resulting from net repayments of long-term debt.

On July 15, 1998, the Company entered into a loan and security agreement providing a $20 million revolving line of credit. This agreement expires in July 2002. On October 1, 2000, the bank providing the line of credit closed its commercial lending division and transferred and assigned all rights and obligations under the agreement to another lender. All terms and conditions continued as they were under the original agreement. The agreement provides for interest to be charged at .50% per annum in excess of the Prime Rate. The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The agreement does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $1.3 million under the revolving line of credit as of October 31, 2000. On November 1, 2000, the Company entered into an amendment to the agreement, which reduced the interest rate to 0.375% per annum in excess of the Prime Rate.

As of October 31, 2000, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.

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

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

On May 24, 2000, Raeleen Ann Barnes Matlock, acting as administratrix for the estate of Jimmy Ray Barnes, filed a lawsuit in the Circuit Court of Pulaski County, Arkansas against W.M. Barr

& Co., Inc., Ring Can Corporation, and the Company. The lawsuit alleges negligence, breach of warranty, and product liability claims against the defendants in connection with the manufacture, distribution, and sale of an allegedly defective container of paint thinner. The plaintiff is seeking actual damages in the amount of $6,000,000 and punitive damages in the same amount. On June 20, 2000, the Company filed an answer to the complaint, generally denying the allegations with regard to the Company and requesting that the court dismiss the complaint as against the Company.

On November 3, 2000, a judgment was entered against the Company in the Washington County, Arkansas Circuit Court, Case Number CIV 97-1553, in favor of James and Patricia Larson in the amount of $235,000 for damages suffered in a 1997 accident. The Company, along with its insurance provider as surety, has filed an appeal with the Arkansas Court of Appeals and has posted the appropriate supersedeas bond. The final amount of any potential judgment will be covered by insurance.

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


Item 6.   Exhibits and Reports on Form 8K.

(a)  Exhibits

                                                                 Sequentially
                                                                 ------------
     Exhibits No.          Description of Exhibit               Numbered Page
     ------------          ----------------------               -------------

     10.1             Amendment No. 1 to Loan Documents             11-14
     27.1             Financial Data Schedule                       15-16

(b)  Reports on Form 8-K.
       Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        National Home Centers, Inc.


Date:  December 12, 2000                /s/ Dwain A. Newman
                                        -------------------
                                        Dwain A. Newman
                                        Chief Executive Officer and
                                        Chairman


Date:  December 12, 2000                /s/ Brent A. Hanby
                                        ------------------
                                        Brent A. Hanby
                                        Executive Vice President and
                                        Chief Financial Officer