Form 10-K
period 2001-01-31
NATIONAL HOME CENTERS INC
filed 2001-04-30
CIK 899630

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
             ______________________________________________________

                                   FORM 10-K
(Mark One)

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the fiscal year ended January 31, 2001.

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K [ ]

          On April 20, 2001, there were outstanding 7,142,251 shares of the registrant's Common Stock, $.01 par value.

          The aggregate market value of the 2,301,041 shares of Common Stock held by non-affiliates of the registrant as of April 20, 2001 was $2,508,135.

          DOCUMENTS INCORPORATED BY REFERENCE

          National Home Centers, Inc. Annual Report for fiscal year ended January 31, 2001 (certain portions incorporated by reference into Part II)

PART I

Items 1 and 2.  Business and Properties.
                -----------------------

                                  THE COMPANY
Background

          General. National Home Centers, Inc. ("NHC" or the "Company") started its building supply operations in 1972 and opened its first store, serving primarily professional contractors, in 1977. In 1983, NHC began implementing a dual-customer strategy, serving both professional contractors and retail consumers. Since 1998, NHC has shifted its focus back to professional contractors. Today, the Company operates seven contractor sales locations and one appliance sales warehouse in the State of Arkansas, and approximately 79% of its sales are to contractor consumers.

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

     The Company operates in the highly competitive home improvement industry. NHC's primary competition comes from other lumberyards, as well as home centers, discount retail stores, supermarkets, warehouse stores, certain specialty stores, traditional hardware, and plumbing and electrical suppliers. The introduction of national and/or regional home improvement stores to NHC's markets has significantly increased competition for market share in recent years. In an attempt to gain market share, these new competitors have offered reduced prices on products similar to those carried by NHC. This has placed pressure on NHC's stores and its prospective sales, gross margins, and operating income. Although NHC's markets are fairly saturated and few national or regional chains are aggressively expanding, it is possible that competition will continue to increase in those markets served by NHC. Such additional competition may adversely affect the Company's future earnings. Single-family building permits in Arkansas were down approximately 12% while multi-family building permits declined about 35% in 2000 compared to 1999.

Reduction in Exposure of Retail Assets

     The Company initially entered the retail segment of the market in the early 1980's primarily as a hedge against rising interest rates and reduced housing starts. As a result of the recent drastic increase in competition for the retail home improvement dollar and a non-inflationary economic environment, NHC has reevaluated its niche in the industry. The Company has reduced its exposure to the retail segment of the home improvement industry. Because regional contractors have long recognized NHC as a quality operation and because the Company has developed a strong, loyal following of contractors, NHC has reemphasized and refocused its efforts on becoming the leader in the professional contractor market. In the year ended January 31, 2001 (fiscal 2000), sales revenues from professional contractors were approximately 79% of the Company's total revenues. The Company expects sales to professional contractors to be over 80% of future revenues. NHC continues to explore industry consolidation possibilities including, but not limited to, acquisition of other contractor-related companies.

Capitalization of the Company

     On July 15, 1998, the Company entered into a loan and security agreement with a financial institution for a $20 million revolving credit agreement, which expires in July, 2002. The agreement provides for interest to be charged at
 .375% per annum in excess of the Prime Rate (9.00% at January 31, 2001). The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of eligible inventory, with each capped at $10 million. The facility does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $1.3 million under the revolving credit agreement as of January 31, 2001. The Company also financed approximately $1.0 million of capital equipment purchases during the year ending January 31, 2001.

Reduction of Accounts Payable and Long-Term Debt

     The Company has made significant strides to pay down debt since 1998. By doing so, NHC is now able to focus its efforts on implementing a long-term strategy for continued competition in the home improvement industry. The following highlight these efforts:

     . Outside of normal operating activities, NHC generated approximately $28,000,000 since fiscal 1998 by refinancing existing debt, reducing inventory balances, and monetizing non-producing assets. The majority of this amount was used to reduce accounts payable and other long-term debt.

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

Store Properties

          The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                Opening                 Area in Square Feet     Retail/Contractor             Fabrication
       Store Location            Date      Acreage     Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----      -------   -----------  ------------       -------          ----     ----------
I.  Northwest Arkansas
     Springdale                    11/83         21       49,300       190,000               30/70    14,000  door, window
     Bentonville                   06/92          6       20,200        18,000               0/100     5,000  door, window

                                Opening                 Area in Square Feet     Retail/Contractor             Fabrication
       Store Location            Date      Acreage     Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----      -------   -----------  ------------       -------          ----     ----------
II.  Fort Smith
      Fort Smith                   12/77         10       31,100       110,000               0/100     8,000  door, window

III.  Little Rock
       North Little Rock           10/85         13       96,200       150,000               45/55    27,000  door, window
       Conway Contractor           05/93          4            0        30,000               0/100     4,000  door, window
       Maumelle                    06/93          3            0        20,000               0/100       900

IV.  Russellville
       Russellville                06/93         14       30,000        80,000               0/100    12,000  door, window
       Clarksville                 09/95          1            0        14,000               0/100     5,000            --
                                                         -------       -------
       Total area                                        226,800       612,000               21/79

     The Springdale, Bentonville, Fort Smith and North Little Rock stores are leased from the Company's chairman and/or his spouse. The Clarksville, Maumelle and a portion of the Russellville properties are leased from third parties. Lease terms for these properties range from 10 to 15 years and provide for renewal options. The Company owns the Conway contractor property and a portion of the Russellville property.

     The Company owns the land and building for the closed Conway retail store and leases approximately one-third of the store to Office Depot, Inc. The Rodney Parham store in Little Rock, Arkansas was leased from an unaffiliated third party. The Company bought out of the lease in fiscal 2000 and no longer has an interest in the property.

     On July 15, 1998, the Company sold the real property and improvements associated with its closed Fayetteville, Arkansas, supercenter to The Home Depot, Inc. On July 30, 1998, the Company sold the real property, improvements and certain fixed assets associated with its closed Rogers, Arkansas, supercenter to Lowe's Companies, Inc. Proceeds of the sales were used to reduce indebtedness associated with the properties and for general working capital.

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

          Lawn and Garden--Plants, fertilizer, mowers, garden tools and outdoor furniture.

          The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:


                                                                   Fiscal Year Ending January 31,
Products                                                   2001                 2000                 1999
-------------------------------------------                ----                 ----                 ----
Building Materials                                           66                   71                   61
Hardware/Plumbing/Electrical                                 12                   11                   15
Home Decor                                                   10                    8                    9
Appliances/Cabinets                                          10                    8                   10
Lawn and Garden                                               2                    2                    5
                                                           ----                 ----                 ----
Total                                                       100%                 100%                 100%

Purchasing

          Except for pre-hung doors which are fabricated by the Company, NHC purchases its merchandise from more than 650 manufacturers and suppliers. No single supplier accounted for more than 10% of NHC's total purchases in fiscal 2000. The Company believes it has good relationships with its suppliers and does not consider itself dependent upon any single source for its merchandise. Management does not believe that the loss of any single supplier would have a material adverse effect on the Company.

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

Credit

          NHC offers credit for professional contractors which allows those customers to make purchases at any NHC store. Professional contractors make the majority of their purchases on credit. Subcontractors hired by a professional contractor, as well as the property owner, may charge materials purchased for that job to the professional contractor's account. Credit policies and procedures are established by the Company's credit department, and all professional contractor sales representatives are trained in those policies and procedures. Each of NHC's market areas has a dedicated credit manager who interacts with sales representatives, management and credit agencies to manage and monitor customer credit. The Company also has a Corporate Credit Manager who oversees five area credit managers and activities and policies relating to contractor receivables. NHC's credit policies are designed to maximize extension of credit to professional contractors without unduly risking bad credit. Credit sales accounted for substantially all of NHC's total sales to professional contractors in fiscal 2000, while the Company's credit income (recoveries exceeded bad debts during fiscal 2000) was 0.22% of contractor sales. In addition, NHC accepts third-party credit cards such as MasterCard, Visa, American Express and Discover. Approximately 41% of NHC's retail sales were made on third-party and proprietary credit cards in fiscal 2000.

Marketing

          NHC offers various volume-oriented price levels to professional contractors to promote larger purchases. The Company's computerized pricing system permits sales personnel to provide consistent quantity discounts and immediate response to customer requests for discounts on volume purchases.

          For over 20 years, the Company has offered professional contractors a travel incentive program in which customers earn, through their purchases, credit toward trips arranged each year by the Company. The program, which has been highly successful in helping the Company increase its share of the professional contractor business, gives the Company an opportunity to present product seminars during each trip. There are currently 310 participants signed up for a November, 2001 trip to Vienna, Austria. Builders qualify for the travel incentive program by purchasing certain volumes of materials and by making timely payments each month.

          Management believes that its strongest marketing tools are exceptional customer service and everyday low prices. Because many retail customers make buying decisions in the store, NHC focuses its marketing efforts on maintaining a well-stocked inventory and superior service to encourage add-on sales which augment the average purchase. As a result of this approach, NHC spent only 0.09% of sales on advertising in fiscal 2000, primarily on contractor related sales events and a small amount of seasonal direct mail advertising for special promotions and to reinforce customer awareness of its everyday low pricing.

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

          The Company maintains a fully computerized point-of-sale retail management system and custom-designed software. The Company utilizes IBM RS-6000 hardware and special building materials software developed by CCI Triad. NHC's system provides (1) point-of-sale scanning, (2) sales and inventory tracking, compiling data by store, employee, product category and individual SKU, (3) receivables tracking, (4) computer generated purchase orders, and (5) other operating and management reports. NHC is currently utilizing Electronic Data Interchange ("EDI") with selected vendors.

          NHC's point-of-sale system is a fully integrated sales, credit, receivables, inventory, purchasing and data collection system. This system includes UPC scanning for all items sold at NHC stores and provides automatic price check at the register as well as sales audit reporting, advertised item reporting, item sales performance and history, daily computer review and suggested purchase orders. The system also tracks professional contractor receivables and requires management approval for any transaction which would exceed the customer's account credit limit. The Company's payroll, accounts payable and general ledger are also integrated with the point-of-sale system. These functions are centralized at the Company's corporate office. The Company has entered into service contracts with third parties for service and upgrades of computer software. Company policies require daily backup at each store which is maintained at secure off-site locations. In addition, the Company maintains a standby mainframe unit to operate as backup for its primary system. The Company is currently evaluating various internet related software packages for possible future internet acceptance of quote requests, review and pricing of materials, orders and correspondence with contractors.

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

Employees and Labor Relations

          As of January 31, 2001, the Company employed 448 persons, consisting of 408 full-time and 40 part-time personnel. Generally, the Company believes that relations with its employees are excellent. None of the Company's employees are represented by a union or covered by a collective bargaining group.

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

         On November 3, 2000, a judgment was entered against the Company in the Washington County, Arkansas Circuit Court, Case Number CIV 97-1553, in favor of James and Patricia Larson in the amount of $235,000 for damages suffered in a 1997 accident. The Company, along with its insurance provider as surety, has filed an appeal with the Arkansas Court of Appeals and has posted the appropriate bond. The final amount of any potential judgment or settlement will be covered by insurance and management does not believe that the final outcome of these proceedings should have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

               Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

         The Company is authorized to issue 25,000,000 shares of Common Stock, $.01 par value of which 7,142,251 shares were outstanding as of April 20, 2001, and 5,000,000 shares of Preferred Stock, $1.00 par value, of which no shares were outstanding as of April 20, 2001.

                                  COMMON STOCK

          The holders of Common Stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Subject to preferences applicable to any outstanding Preferred Stock, holders of Common Stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore. Holders of Common Stock have no preemptive or subscription rights and there are no redemption or conversion rights with respect to such shares. The outstanding shares of Common Stock are fully paid and non-assessable. As of January 31, 2001, the Company's Chairman beneficially owned approximately 63.5% of the outstanding Common Stock.

          The Company has not previously paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends in the future. See "Dividend Policy."

          At April 20, 2001, the 7,142,251 shares of Common Stock then outstanding were held by approximately 550 persons (excluding persons holding shares in nominee names). The Transfer Agent and Registrar for the Common Stock is UMB Bank of Kansas City.

          The Company's Common Stock is currently traded on The Nasdaq Small Cap Market under the symbol "NHCI." The following table sets forth the quarterly high and low sales price for the Common Stock as reported on The Nasdaq Small Cap Market.


Fiscal 1999                                                High                         Low
------------------------------------------------   ------------------------  -----------------------------
First Quarter                                                        $1.63                          $1.00
Second Quarter                                                        1.44                           1.06
Third Quarter                                                         1.28                           1.00
Fourth Quarter                                                        1.31                           1.00

Fiscal 2000
------------------------------------------------
First Quarter                                                         1.87                           1.09
Second Quarter                                                        1.75                           1.41
Third Quarter                                                         1.72                           1.50
Fourth Quarter                                                        1.53                           1.06

Fiscal 2001
------------------------------------------------
First Quarter (through April 20, 2001)                                1.27                           1.09



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

Item 6.  Selected Financial Data.
         -----------------------

         Incorporated by reference from the section captioned "Selected Financial Data," page 2 of the National Home Centers, Inc. 2000 Annual Report (the "2000 Annual Report").

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations.
-------------

         Incorporated by reference from the sections captioned "Management's Discussion and Analysis," pages 3 through 5 of the 2000 Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.
          ----------------------------------------------------------

         Incorporated by reference from the section captioned "Management's Discussion and Analysis," page 4 of the 2000 Annual Report.

Item 8.  Financial Statements and Supplementary Data.
         -------------------------------------------

         Incorporated by reference from the sections captioned "Balance Sheets, "Statements of Operations and Accumulated Deficit," "Statements of Cash Flows," "Notes to Financial Statements," and "Report of Independent Public Accountants," pages 6 through 19 of the 2000 Annual Report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

         None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

         Incorporated by reference from the sections captioned "Election of Directors," "Executive Officers" and "Section 16 Requirements" contained in the Company's Proxy Statement for Annual Meeting of Stockholders and Adjournments (the "Proxy Statement").

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

     1.   Financial Statements.
          --------------------

     The following financial statements of National Home Centers, Inc. have been incorporated by reference from the 2000 Annual Report into Item 8 of this Report.

         Description
         -----------

         Balance Sheets
         Statements of Operations and Accumulated Deficit
         Statements of Cash Flows
         Notes to Financial Statements
         Report of Independent Public Accountants

         2.  Financial Statement Schedules.
             -----------------------------

         The information required to be presented in Schedule II Valuation and Qualifying Accounts is presented in Note 9 of the Notes to Financial Statements.

         3.  Exhibits required by Item 601 of Regulation S-K.
             -----------------------------------------------

Exhibit No.                                            Description
-----------------------  -----------------------------------------------------------------------
3.1                      Amended and Restated Articles of Incorporation of the Company./1/

3.2                      Amended and Restated By-Laws of the Company./1/

4.1                      Form of the Company's Common Stock Certificate./1/

4.2                      Amended and Restated Articles of Incorporation of the Company,
                         Sections 5 through 7./1/

10.1                     Split Dollar Insurance Agreement dated September 24, 1999 between the
                         Company and the Newman 1994 Family Trust./2/

Exhibit No.                                            Description
-----------------------  -----------------------------------------------------------------------
10.2                     Assignment of Policy dated September 24, 1999 between the Company and the Newman 1994 Family Trust./2/

10.3                     Amendment to Guaranty dated September 24, 1999, amending Guaranty
                         Agreement dated May 20, 1994./2/

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

10.6                     Lease Agreement dated September  1, 1992 between Dwain A. Newman and
                         Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

10.7                     Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda
                         R. Newman and the Company for the Bentonville, Arkansas store./1/

10.8                     Master Security Agreement dated November 16, 2000 between General
                         Electric Capital Corporation and the Company.

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

10.11                    Form of the 1993 Employee Stock Purchase Plan of National Home
                         Centers, Inc./1/

10.12                    Form of the Company's 1993 Incentive Compensation Plan./1/

10.13                    Promissory note dated November 16, 2000 between General Electric
                         Capital Corporation and the Company.

10.14                    Guaranty Agreement effective May 20, 1994./2/

10.15                    Promissory note dated December 19, 2000 between General Electric
                         Capital Corporation and the Company.

10.16                    Promissory Note and Mortgage dated May 5, 1995 to Simmons First Bank of Arkansas for Conway, Arkansas Store./4/

10.17                    Form of the Company's 401(k) Adoption Agreement with Morgan Stanley
                         Dean Witter as Trustee.

10.18                    1996 Long-Term Performance Plan./4/

Exhibit No.                                            Description
-----------------------  -----------------------------------------------------------------------
10.19                    Loan and Security Agreement with NationsCredit Commercial Funding./6/

10.20                    Amendment No. 1 to Loan Documents/8/

10.21                    Summary of Material Modification to the National Home Centers, Inc.
                         401(K) Retirement Plan.

11.1                     Computation of Earnings (loss) Per Share.

13.1                     National Home Centers, Inc. 2000 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

23.1                     Consent of Arthur Andersen LLP


/1/ Incorporated by reference from National Home Centers, Inc. Form S-1 Registration Statement No. 33-60078, as amended, filed with the Securities and Exchange Commission on March 26, 1993.

/2/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ended October 31, 1994, filed with the Securities and Exchange Commission on December 15, 1994 .

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

/7/ Incorporated by reference from National Home Centers, Inc. Annual Report on Form 10-K for the period ending January 31, 2000, filed with the Securities and Exchange Commission on May 1, 2000.

/8/ Incorporated by reference from National Home Centers, Inc. Quarterly Report on Form 10-Q for the period ending October 31, 2000, filed with the Securities and Exchange Commission on December 12, 2000.


(b)  Reports on Form 8-K.

        The Company did not file any Current Reports on Form 8-K during fiscal 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NATIONAL HOME CENTERS, INC.

         April 27, 2001      By:   /s/ DWAIN A. NEWMAN
                                -------------------------------
                             Dwain A. Newman
                             Chairman of the Board and  Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         April 27, 2001      By:    /s/ DWAIN A. NEWMAN
                                ---------------------------------
                             Dwain A. Newman
                             Chairman of the Board and  Chief Executive Officer

         April 27, 2001      By:  /s/ DANNY R. FUNDERBURG
                                ---------------------------------
                             Danny R. Funderburg
                             President, Chief Operating Officer and Director

         April 27, 2001      By:  /s/ ROGER A. HOLMAN
                                ---------------------------------
                             Roger A. Holman
                             Vice President, Purchasing - Marketing and Director

         April 27, 2001      By:   /s/ BRENT A. HANBY
                                ---------------------------------
                             Brent A. Hanby
                             Executive Vice President, Chief Financial Officer
                              and Director

         April 27, 2001      By:   /s/ RICHARD D. DENISON
                                ---------------------------------
                             Richard D. Denison
                             Director

         April 27, 2001      By:   /s/ DAVID W. TRUETZEL
                                ---------------------------------
                             David W. Truetzel
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
3.1          Amended and Restated Articles of Incorporation of the Company./1/

3.2          Amended and Restated By-Laws of the Company./1/

4.1          Form of the Company's Common Stock Certificate./1/

4.2          Amended and Restated Articles of Incorporation of the Company,
             Sections 5 through 7./1/

10.1 Split Dollar Insurance Agreement dated September 24, 1999 between the Company and the Newman 1994 Family Trust/2/

10.2 Assignment of Policy dated September 24, 1999 between the Company and the Newman 1994 Family Trust/2/

10.3         Amendment to Guaranty dated September 24, 1999, amending Guaranty
             Agreement dated May 20, 1994/2/

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

10.6         Lease Agreement dated September 1, 1992 between Dwain A. Newman and
             Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

10.7         Lease Agreement dated June 1, 1992 between Dwain A. Newman and
             Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

10.8         Master Security Agreement dated November 16, 2000 between General
             Electric Capital Corporation and the Company.

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

10.11        Form of the 1993 Employee Stock Purchase Plan of National Home
             Centers, Inc./1/

10.12        Form of the Company's 1993 Incentive Compensation Plan./1/

10.13        Promissory note dated November 16, 2000 between General Electric

Exhibit No.  Description
-----------  -----------
             Capital Corporation and the Company.

10.14        Guaranty Agreement effective May 20, 1994./2/

10.15        Promissory note dated December 19, 2000 between General Electric
             Capital Corporation and the Company.

10.16        Promissory Note and Mortgage dated May 5, 1995 to Simmons First
             Bank of Arkansas for Conway, Arkansas Store./4/

10.17        Form of the Company's 401(k) Adoption Agreement with First
             Tennessee National Bank as Trustee.

10.18        1996 Long-Term Performance Plan./4/

10.19        Loan and Security Agreement with NationsCredit Commercial
             Funding./8/

10.20        Amendment No. 1 to Loan Documents/8/

10.21        Summary of Material Modification to the National Home Centers, Inc.
             401(K) Retirement Plan

11.1         Computation of Earnings (loss) Per Share.

13.1 National Home Centers, Inc. 2000 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).

23.1         Consent of Arthur Andersen LLP

MANAGMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATION

The following discussion should be read in conjunction with the "Selected Financial Data" and the related notes thereto and the Company's audited financial statements and the related notes thereto appearing elsewhere in this annual report.

RESULTS OF OPERATIONS

Net sales for the three fiscal years ended January 31, 2001, and the respective total and comparable store percentage increases (decreases) were:

                                                            Total Company          Comparable Store
Year Ended January 31,                 Net Sales        Increases (Decreases)   Increases (Decreases)
2001                                  $ 96,604,067             (12)%                   (12)%
2000                                   110,040,562               5%                     16%
1999                                   104,745,826             (31)%                   (13)%

YEAR ENDED JANUARY 31, 2001 COMPARED TO YEAR ENDED JANUARY 31, 2000

NET SALES - The Company's net sales decreased 12.2% to $96.6 million for the year ended January 31, 2001 (fiscal 2000) from $110.0 million for the year ended January 31, 2000 (fiscal 1999). Comparable store sales in fiscal 2000 decreased 12.2% from fiscal 1999. The overall sales dollar decrease was primarily due to lower sales volume during the fourth quarter of 2000 as a result of the snow and icy weather, higher interest rates and severe lumber deflation during 2000. Single-family building permits were down 12% and multi-family building permits were down 35% in fiscal 2000 versus fiscal 1999. The Company had no substantive increase in the variety of products offered or its sales territory. The average annual sales per store for fiscal 2000 was $12.1 million compared to $13.8 million for fiscal 1999. Competition has become very intense over the past few years and is expected to continue.

GROSS PROFIT - Gross profit as a percentage of net sales for fiscal 2000 increased to 25.0% from 22.5% in fiscal 1999, due to management's efforts to increase margins in all categories of products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses as a percentage of net sales increased to 23.2% in fiscal 2000 versus 20.2% in fiscal 1999. Expenses as a percentage of sales were higher due to lower sales dollars. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to a large increase in fuel costs.

INTEREST EXPENSE - Net interest expense as a percentage of net sales in fiscal 2000 increased to 1.6% from 1.3% in fiscal 1999, primarily as a result of higher interest rates for most of fiscal year 2000 compared to fiscal 1999. See Note 2 of Notes to Financial Statements for additional information on debt and interest.

INCOME TAXES - No income tax expense was recorded in fiscal 2000 or 1999, as the tax effects of previously unrecognized NOL carryforwards utilized in fiscal 2000 and fiscal 1999 were included in the net decrease in the valuation allowance for deferred tax assets for the year. See Note 3 of Notes to Financial Statements for additional information on income taxes.

YEAR ENDED JANUARY 31, 2000 COMPARED TO YEAR ENDED JANUARY 31, 1999

NET SALES - The Company's net sales increased 5.1% to $110.0 million for the year ended January 31, 2000 (fiscal 1999) from $104.7 million for the year ended January 31, 1999 (fiscal 1998). Comparable store sales in fiscal 1999 increased 16.2% from fiscal 1998. The overall sales volume increase was primarily due to attractive mortgage rates and strong housing demand. The Company had no substantive increase in the variety of products offered or its sales territory. The average annual sales per store for fiscal 1999 was $13.8 million compared to $15.8 million for fiscal 1998. Competition has become very intense over the past few years and is expected to continue.

GROSS PROFIT - Gross profit as a percentage of net sales for fiscal 1999 decreased to 22.5% from 22.6% in fiscal 1998, due to increased competition and continuing competitive pricing pressures in central and northwest Arkansas.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses as a percentage of net sales decreased to 20.2% in fiscal 1999 versus 23.3% in fiscal 1998. This decrease as a percentage of net sales is primarily due to the closing of the two large retail stores which incurred higher operating expenses (including salaries) and as a result of reduced rent expense and depreciation expense.

INTEREST EXPENSE - Net interest expense as a percentage of net sales in fiscal 1999 decreased to 1.3% from 2.1% in fiscal 1998, primarily as a result retirement of indebtedness (which led to decreased interest expense) on the Fayetteville and west Rogers retail stores. See Note 2 of Notes to Financial Statements for additional information on debt and interest.

INCOME TAXES - No income tax expense was recorded in fiscal 1999, as the tax effects of previously unrecognized NOL carryforwards utilized in 1999 were included in the net decrease in the valuation allowance for deferred tax assets for the year. No income tax benefit was recorded in fiscal 1998, as the tax effects of NOL's generated in 1998 were included in the net increase in the valuation allowance for deferred tax assets for the year. See Note 3 of Notes to Financial Statements for additional information on income taxes.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to changes in interest rates on a majority of its total debt. See Note 2 to the financial statements for discussion of the Company's total debt. Any increases in interest rates could also affect the ability of the Company to collect accounts receivable from customers. The Company depends on the market for favorable long-term mortgage rates to help generate sales and create housing turnover. Should mortgage rates continue to increase substantially, the Company could have difficulty generating sales. The Company's exposure to commodity markets for lumber, plywood and other building materials does fluctuate in pricing but is limited to what is held in inventory as the Company does not trade commodity futures or options. Quotes to customers for proposed products to be sold are short-term and increases or decreases in commodity pricing are generally passed on to the customer. The Company has no foreign sales and accepts payment only in US dollars; therefore it is not subject to any currency exchange rate risk.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital at January 31, 2001 decreased to $12.9 million from $14.7 million at January 31, 2000, primarily due to lower inventories and lower accounts receivable as a result of the decreased sales during the fourth quarter of fiscal 2000.

The Company's primary capital needs are to finance inventories and accounts receivable. During the year ended January 31, 2001, operating activities provided net cash of $3.4 million. Primary uses of cash from operating activities included approximately $0.9 million from decreases in accounts payable and accrued expenses. The primary sources of cash was an approximate $1.5 million decrease in accounts receivable, $1.1 million decrease in inventories, and $1.3 million from net income including depreciation.

Net cash used in investing activities for the year ended January 31, 2001 was approximately $1.2 million, principally due to additions of property, plant and equipment of $1.1 million.

Net cash used in financing activities during fiscal 2000 totaled approximately $2.3 million, primarily from repayments under the revolving credit facility.

At January 31, 2001, the Company owed $12.5 million under its revolving credit agreement. This agreement provides a revolving credit loan commitment not to exceed the lesser of (i) $20 million, or (ii) a borrowing base of 85% and 65% of eligible accounts receivable and eligible inventory, respectively, with receivable and inventory availability each capped at $10 million. Based upon eligible accounts receivable and eligible inventory as of January 31, 2001, the Company had approximately $1.3 million of additional borrowing capacity under the revolving credit agreement. The current revolving credit agreement expires July 14, 2002. Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. The Company was in compliance with all covenants at January 31, 2001.

The Company's current ratio was 2.4 to 1 at January 31, 2001 and January 31, 2000. The Company's total liabilities to equity ratio was 2.2 to 1 at January 31, 2001 versus 2.5 to 1 at the end of fiscal 1999. Return on average investment for the three years ended January 31, 2001, 2000 and 1999 was 2.1%, 11.5% and (28.5)%, respectively.

FORWARD-LOOKING STATEMENTS

Many issues discussed in this annual report are forward-looking statements made under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earning per share or achievements expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to maintain adequate levels of vendor support; the Company's ability to maintain adequate levels of lender support; the ability of the Company to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; commodity prices; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings. Actual events or results may differ materially from those described above and those further set forth by the Form 10-K.

National Home Centers, Inc.   Selected Financial Data
(in thousands, except selected operating and per share data)


                                                                              For Fiscal Year Ending January 31,
Statement of Operations Data:                                 2001            2000            1999             1998          1997
     Net sales                                      $       96,604         110,041         104,746          150,756       177,001
     Cost of sales                                          72,494          85,320          81,121          117,072       134,104
     Gross profit                                           24,110          24,721          23,625           33,684        42,897
     Selling, general and administrative
         expenses                                           22,368          22,168          24,422           43,375        44,023
     Operating income (loss)                                 1,743           2,553            (797)          (9,691)       (1,126)
     Interest expense, net                                  (1,517)         (1,438)         (2,162)          (3,660)       (3,583)
     Earnings (loss) before income taxes                       226           1,115          (2,959)         (13,351)       (4,709)
     Income tax benefit                                          0               0               0             (341)       (1,601)
     Net earnings (loss)                            $          226           1,115          (2,959)         (13,010)       (3,108)
                                                  -------------------------------------------------------------------------------
     Earnings (loss) per share                      $         0.03            0.16           (0.41)           (1.82)        (0.44)
                                                  -------------------------------------------------------------------------------
     Weighted average number of common                                                                                      7,142
         shares outstanding                                  7,142           7,142           7,142            7,142
                                                  -------------------------------------------------------------------------------

Selected Financial Data:
     Total assets                                   $       33,506          35,896          32,193           61,790        84,838
     Long-term debt                                         13,525          15,030          12,427           23,323        29,320
     Net property, plant and equipment                       8,213           7,731           7,899           29,286        37,266
     Stockholders' equity                                   10,532          10,306           9,190           12,150        25,160

Selected Operating Data:
     Number of stores at end of period                           8               8               8               10            13
     Average total sales per square foot -
       Retail and Contractor (1)                    $          426             485             250              202           229
     Comparable store sales increase                        (12.2)%           16.2%         (12.5)%          (12.3)%          4.9%
       (decrease)

(1)  Net sales divided by average retail square feet for the period.

                          NATIONAL HOME CENTERS, INC.

                              Financial Statements

                        January 31, 2001, 2000 and 1999

             Together with Report of Independent Public Accountants

                    Report of Independent Public Accountants
                    ----------------------------------------




To the Board of Directors and Shareholders of National Home Centers, Inc.:


We have audited the accompanying balance sheets of National Home Centers, Inc. (an Arkansas corporation) as of January 31, 2001 and 2000, and the related statements of operations and accumulated deficit and cash flows for each of the three years in the period ended January 31, 2001. These financial statements
are the responsibility of the Company's management.   Our responsibility is to
express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Home Centers, Inc. as of January 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States.



                                                     Arthur Andersen LLP



Fayetteville, Arkansas
March 23, 2001

                          NATIONAL HOME CENTERS, INC.

                                 Balance Sheets

                           January 31, 2001 and 2000



                              Assets                                      2001         2000
                              ------                                      ----         ----
Current assets:
 Cash                                                                $    38,928       43,847
 Accounts receivable, less allowance for doubtful accounts of
  $139,000 in 2001 and $210,000 in 2000                                8,261,858    9,994,939
 Inventories                                                          13,544,665   14,675,988
 Prepaid expenses and other                                              536,668      541,606
                                                                     -----------   ----------
   Total current assets                                               22,382,119   25,256,380
                                                                     -----------   ----------

Property, plant and equipment:
 Land                                                                  1,433,846    1,433,846
 Buildings and improvements                                            6,360,083    6,025,280
 Machinery and equipment                                              10,951,614   10,883,336
                                                                     -----------   ----------
                                                                      18,745,543   18,342,462
 Less accumulated depreciation                                        10,532,852   10,611,433
                                                                     -----------   ----------
   Net property, plant and equipment                                   8,212,691    7,731,029
                                                                     -----------   ----------

Other assets, at cost less amortization of $640,200 in 2001 and
 $471,200 in 2000                                                      2,910,801    2,908,675
                                                                     -----------   ----------
      Total assets                                                   $33,505,611   35,896,084
                                                                     ===========   ==========

              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
 Current installments of long-term debt                              $   759,660      988,832
 Accounts payable                                                      6,091,847    6,491,277
 Accrued expenses                                                      2,597,841    3,079,971
                                                                     -----------   ----------
   Total current liabilities                                           9,449,348   10,560,080
                                                                     -----------   ----------

Long-term debt, excluding current installments                        13,524,627   15,030,208
                                                                     -----------   ----------
Commitments and contingencies

Stockholders' equity:
 Preferred stock, $1.00 par value.  5,000,000 shares authorized;
  no shares issued                                                             -            -
 Common stock, $.01 par value.  25,000,000 shares authorized;
  issued 7,465,958 shares                                                 74,660       74,660
 Additional paid-in capital                                           20,831,739   20,831,739
 Accumulated deficit                                                  (9,111,319)  (9,337,159)
                                                                     -----------   ----------
                                                                      11,795,080   11,569,240
 Treasury stock, 323,707 common shares at cost                        (1,263,444)  (1,263,444)
                                                                     -----------   ----------
   Total stockholders' equity                                         10,531,636   10,305,796
                                                                     -----------   ----------
    Total liabilities and stockholders' equity                       $33,505,611   35,896,084
                                                                     ===========   ==========

      The accompanying notes are an integral part of these balance sheets.

                          NATIONAL HOME CENTERS, INC.

                            Statements of Operations
                            and Accumulated Deficit

                  Years ended January 31, 2001, 2000 and 1999





                                                      2001          2000          1999
                                                      ----          ----          ----
Net sales                                         $96,604,067   110,040,562   104,745,826
Cost of sales                                      72,493,736    85,319,586    81,121,118
                                                  -----------   -----------   -----------
         Gross profit                              24,110,331    24,720,976    23,624,708
                                                  -----------   -----------   -----------

Operating expenses:
  Salaries and benefits                            15,179,358    14,619,424    15,506,681
  Rent                                              1,239,988     1,143,206     1,704,078
  Depreciation and amortization                     1,295,696     1,235,639     1,759,353
  Other                                             4,652,480     5,169,877     5,451,981
                                                  -----------   -----------   -----------
                                                   22,367,522    22,168,146    24,422,093
                                                  -----------   -----------   -----------
         Operating income (loss)                    1,742,809     2,552,830      (797,385)

Interest expense                                    1,516,969     1,437,449     2,162,058
                                                  -----------   -----------   -----------
     Earnings (loss) before income taxes              225,840     1,115,381    (2,959,443)

Income taxes                                                -             -             -
                                                  -----------   -----------   -----------
         Net earnings (loss)                          225,840     1,115,381    (2,959,443)

Accumulated deficit:
  Beginning of year                                (9,337,159)  (10,452,540)   (7,493,097)
                                                  -----------   -----------   -----------
  End of year                                     $(9,111,319)   (9,337,159)  (10,452,540)
                                                  ===========   ===========   ===========

Earnings (loss) per share (basic and diluted)     $      0.03          0.16         (0.41)
                                                  ===========   ===========   ===========

Average common shares outstanding
  (basic and diluted)                               7,142,251     7,142,251     7,142,251
                                                  ===========   ===========   ===========

        The accompanying notes are an integral part of these statements.

                          NATIONAL HOME CENTERS, INC.

                            Statements of Cash Flows

                  Years ended January 31, 2001, 2000 and 1999



                                                                                   2001         2000          1999
                                                                                   ----         ----          ----
Cash flows from operating activities:
     Net earnings (loss)                                                     $   225,840    1,115,381    (2,959,443)
     Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
            Provision for losses on accounts receivable                          278,880      223,037       389,828
            Depreciation                                                       1,114,849    1,052,166     1,586,899
            Amortization of other assets                                         180,847      183,473       172,454
            Loss (gain) on sale of property, plant and equipment                 (66,903)      91,391      (311,547)
            Decrease (increase) in cash surrender value of life insurance              -       95,105      (107,960)
            Changes in assets and liabilities:
                Accounts receivable                                            1,454,201   (2,769,992)    2,133,031
                Income tax refunds receivable                                          -            -       517,118
                Inventories                                                    1,131,323   (1,261,852)    5,759,332
                Prepaid expenses and other                                         4,938      (16,088)       68,383
                Accounts payable                                                (399,430)   1,478,250    (8,187,038)
                Accrued expenses                                                (482,130)  (1,222,955)      299,283
                                                                             -----------   ----------   -----------
                Net cash provided by (used in) operating activities            3,442,415   (1,032,084)     (639,660)
                                                                             -----------   ----------   -----------

Cash flows from investing activities:
     Additions to property, plant and equipment                               (1,142,841)    (937,720)     (144,420)
     Proceeds from sale of property, plant and equipment                         135,531       14,750    20,255,824
     Increase in other assets                                                   (182,973)    (339,207)     (774,770)
                                                                             -----------   ----------   -----------
            Net cash provided by (used in) investing activities               (1,190,283)  (1,262,177)   19,336,634
                                                                             -----------   ----------   -----------

Cash flows from financing activities:
     Proceeds from long-term debt                                              2,705,259    5,423,743    14,267,636
     Repayments of long-term debt                                             (4,962,310)  (3,143,619)  (33,018,169)
                                                                             -----------   ----------   -----------
            Net cash provided by (used in) financing activities               (2,257,051)   2,280,124   (18,750,533)
                                                                             -----------   ----------   -----------
Net decrease in cash                                                              (4,919)     (14,137)      (53,559)
Cash at beginning of year                                                         43,847       57,984       111,543
                                                                             -----------   ----------   -----------
Cash at end of year                                                          $    38,928       43,847        57,984
                                                                             ===========   ==========   ===========

Supplemental disclosures:
     Interest paid                                                           $ 1,533,065    1,417,724     2,301,535
     Income taxes refunded                                                             -            -       517,118
     Noncash investing and financing activities-acquisition
         of fixed assets for notes payable                                       522,298       52,611             -




        The accompanying notes are an integral part of these statements.

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements

                        January 31, 2001, 2000 and 1999



(1)  Summary of Significant Accounting Policies
     ------------------------------------------

 (a)  Description of Business
      -----------------------

      National Home Centers, Inc. ("Company") is a full-line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas, Oklahoma and Missouri.

 (b)  Inventories
      -----------

      Inventories, which are comprised primarily of merchandise purchased for resale, are stated at the lower of average cost or market.

 (c)  Property, Plant and Equipment
      -----------------------------

      Property, plant and equipment are stated at cost. Equipment under capital leases is stated at the lower of the present value of minimum lease payments at the beginning of the lease term or fair value at the inception of the lease. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets as follows: buildings, 40 years; improvements, 10 years; and machinery and equipment, 3 to 10 years. Equipment under capital leases is amortized using the straight-line method over the shorter of the lease term or estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term, including renewal options, or the estimated useful lives of the assets.

 (d)  Long-Lived Assets
      -----------------

      The Company accounts for long-lived assets under Statement of Financial
        Accounting Standards (SFAS) No. 121, Accounting for the Impairment of
                                             --------------------------------
        Long-Lived Assets and for Long-Lived Assets Expected to be Disposed of,
        ----------------------------------------------------------------------
        which requires impairment losses to be recorded on long-lived assets used in operations when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Management has evaluated the Company's long-lived assets for purposes of SFAS No. 121 and has recognized related impairment losses of $100,000 in fiscal year 1999 (none in 2001 or 2000).

 (e)  Other Assets
      ------------

      Other assets include a covenant not to compete, deferred loan costs, cash surrender values of life insurance policies and premiums advanced on life insurance policies (note 8). Amortization of the covenant not to compete and deferred loan costs is provided on the straight-line method, which in the case of deferred loan costs is not significantly different from the interest method, over the terms of the agreements.



                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



(f)   Income Taxes
      ----------

      Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(g)  Revenue Recognition Policy
     --------------------------

     The Company recognizes revenue at the time goods are shipped.

(h)  Earnings (Loss) Per Share
     -------------------------

     The Company presents earnings (loss) per share amounts in accordance with
        SFAS No. 128, Earnings Per Share.  Basic earnings (loss) per share were
                      ------------------
        computed by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period (7,142,251 for the years ended January 31, 2001, 2000 and 1999). In computing diluted earnings per share, only potentially common shares that were dilutive (those that reduce earnings per share or increase loss per share) are included. The Company had options for 205,000, 215,000, and 230,000 shares of common stock at January 31, 2001, 2000 and 1999, respectively, all with weighted average exercise prices of $1.75, that were not included in the calculation of diluted shares because they would have had an anti-dilutive effect. Due to the Company's net loss for the year ended January 31, 1999, any incremental shares would have an anti-dilutive effect and were, therefore, not considered.

(i)  Credit Risk
     ------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. Substantially all of the Company's receivables are from a large number of building contractors located in Arkansas. Accordingly, the Company's credit risk is affected by general economic conditions in Arkansas and in the construction industry.

(j) Fair Value of Financial Instruments
    ------------------------------------

    The carrying value of accounts receivable, accounts payable and accrued expenses approximated fair value as of January 31, 2001 and 2000, because of the relatively short-term maturity of these instruments. The fair value of long-term debt, including current installments, is calculated by discounting future principal and interest payments at the interest rate currently available to the Company for debt with similar terms and remaining maturities. The fair value of long-term debt does not significantly differ from its carrying value.


                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



 (k)  Use of Estimates
      -----------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

(2) Long-Term Debt

Long-term debt consists of the following:

                                                                                                                  2001       2000
                                                                                                                  ----       ----
      Notes payable under revolving credit agreements                                                        $12,453,104  14,289,335
    Notes payable-principal and interest payable monthly:
     10.00% note, secured by real property, balance due May 2002                                                 744,038   1,284,078
     9.07%-10.00% notes, secured by equipment, due at various dates through July 2004                            808,323     267,244
       Other notes payable, weighted average interest rate of 8.96%, due at various dates through
        November 2005                                                                                            278,822     178,383
                                                                                                             -----------  ----------
                                                                                                              14,284,287  16,019,040
      Less current installments                                                                                  759,660     988,832
                                                                                                             -----------  ----------
       Long-term debt, excluding current installments                                                        $13,524,627  15,030,208
                                                                                                             ===========  ==========

The Company's revolving credit agreement with a financial institution provides a revolving credit loan commitment not to exceed the lesser of (a) $20 million or
(b) a borrowing base of 85% and 65% of eligible accounts receivable and eligible inventory, respectively, with sublimits on advances of $10 million each. Borrowings under the agreement are based on prime (9.00% at January 31, 2001) plus 0.375%. The Company also pays a commitment fee of 0.25% based on the average unused amount of the line. Borrowings under the revolving credit agreement are collateralized by the Company's accounts receivable and inventory. Based upon eligible accounts receivable and eligible inventory as of January 31, 2001, the Company had approximately $1.3 million of additional available borrowing capacity under the revolving credit agreement as of that date. The current revolving credit agreement expires on July 14, 2002.

Borrowings under the real estate loan agreement at January 31, 2001, are secured by a first real estate mortgage on real estate located in Conway, Arkansas. Substantially all of the Company's furniture, fixtures, machinery and equipment, as well as certain real estate, are pledged as collateral under the Company's long-term debt agreements.

  The aggregate annual maturities of long-term debt for the five years subsequent to January 31, 2001, are as follows: 2002, $759,660; 2003, $13,165,276; 2004, $287,504; 2005, $55,190; and 2006, $16,657. Annual
    maturities for fiscal year 2003 include borrowings under the Company's revolving credit agreement described above.

                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



(3) Income Taxes
    ------------

    The Company has no current or deferred income tax expense or benefit for fiscal years 2001, 2000 or 1999, as a result of net operating losses
      (NOLs) for income tax purposes, and subsequent utilization of NOLs to offset taxable income. There is no deferred tax expense or benefit as a result of adjustments to the valuation allowance for deferred tax assets, which offset the net changes in deferred tax assets and liabilities.

    Income taxes differ from the amounts computed by applying the U.S. Federal income tax rate of 34% to pretax earnings (losses) from operations as a result of the following:

                                                       2001        2000         1999
                                                       ----        ----         ----
     Computed "expected" income taxes (benefit)     $ 76,786      379,230    (1,006,210)
     State income taxes, net of Federal
       income tax effect                             126,716       52,947      (124,064)
     Increase (decrease) in valuation allowance     (222,923)    (462,363)    1,135,001
     Other, net                                       19,421       30,186        (4,727)
                                                    --------      -------    ----------
                                                    $   -            -             -
                                                    ========      =======    ==========

  The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities at January 31, 2001 and 2000, are presented below:

                                                                                    2001         2000
                                                                                    ----         ----
      Deferred tax assets:
        Accounts receivable, due to allowance for doubtful accounts            $    53,168       80,409
        Inventories, due to costs not currently deductible for tax purposes        125,797      124,587
        Accrued expenses not currently deductible                                  337,341      327,843
        Valuation allowance for property, plant and equipment                      668,022      702,029
        Net operating loss and other carryforwards                               4,157,593    4,344,657
        Other                                                                       99,133       78,262
                                                                               -----------   ----------
          Total gross deferred tax assets                                        5,441,054    5,657,787
        Valuation allowance for deferred tax assets                             (5,419,388)  (5,642,311)
                                                                               -----------   ----------
            Deferred tax assets                                                     21,666       15,476

      Deferred tax liabilities:
        Property, plant and equipment, due to differences in depreciation           21,666       15,476
                                                                               -----------   ----------
            Net deferred taxes                                                 $      -            -
                                                                               ===========   ==========

                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



  At January 31, 2001, the Company had Federal and state NOL and other tax carryforwards which expire as follows:

     Year ending January 31,
         2002                                                                 $    310,075
         2003                                                                      449,858
         2004                                                                      326,709
         2005 through 2012                                                          66,190
         2013                                                                    4,308,889
         2019                                                                    5,140,493
         Indefinite expiration (alternative minimum tax credit)                    208,501
                                                                               -----------
            Total                                                             $ 10,810,715
                                                                               ===========

    Ultimate realization of deferred tax assets, which include these tax carryforwards and deductible temporary differences, is dependent upon many factors, including the Company's ability to generate adequate future taxable income in specific taxing jurisdictions within the carryforward periods. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As a result of the uncertainty regarding future realization, the Company maintains a valuation allowance in order to fully reserve net deferred tax assets. During the year ended January 31, 2001, as a result of the utilization of NOL carryforwards, the valuation allowance has been decreased by $222,923.

(4) Leases
    ------

    The Company's principal stockholder, together with his wife
      ("stockholders"), own certain real property which is leased to the Company under various operating lease agreements, the terms of which approximate rental agreements with unrelated third parties. The following table summarizes these related party leases:

                                                                                       Rent expense for
                                                                                    year ended January 31,
              Property                             Lease           Monthly        --------------------------
              location                           expiration        rental          2001       2000       1999
              --------                           ----------        ------          ----       ----       ----
        Springdale                             August, 2002     $   36,000       264,000     264,000    390,000
        Fort Smith                             August, 2002         20,000       144,000     144,000    216,000
        North Little Rock                      August, 2002         52,000       504,000     504,000    594,000
        Bentonville                            May, 2002             9,500        84,000      84,000    106,500
        Cabinet facility-
         Springdale                            Terminated             -             -           -        20,000
                                                                   -------     ---------   ---------  ---------
                                                                 $ 117,500       996,000     996,000  1,326,500
                                                                   =======
        Rent expense to non-related parties                                      243,988     147,206    377,578
                                                                               ---------   ---------  ---------
             Total rent expense                                                1,239,988   1,143,206  1,704,078
                                                                               =========   =========  =========


                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



The leases for the Springdale and North Little Rock properties are assigned as collateral under a loan agreement between the stockholders and the Arkansas Teacher Retirement System ("ATRS"). Proceeds from this loan were used by the stockholders to finance the purchase of the Springdale and Fort Smith properties from the Company, to retire their mortgage indebtedness on the North Little Rock property and to pay off other loans to the Company for various real estate financing. The ATRS loan is also secured by a mortgage and security agreement on the Springdale and North Little Rock properties and an assignment of a $1 million life insurance policy on the principal stockholder.

  The stockholders granted the Company certain reductions in monthly rental payments totaling $414,000 in fiscal 2001 and 2000 and $103,500 in fiscal 1999, which have been reflected in the schedule above. Monthly rentals per the table above reflect amounts per the lease agreements as of January 31, 2001. As of that date, the monthly concession granted the Company amounted to $34,500. The stockholders reserve the right to increase monthly payments to the amounts per the lease agreements, but have waived any claims with respect to past rent reductions.

  During fiscal year 1997, the Company ceased operations at the cabinet facility. Beginning in fiscal year 1998, the Company subleased the cabinet facility to a third party for $19,000 per month. The Company received $38,000 for the year ended January 31, 1999, under the sublease agreement. During fiscal year 1999, the stockholders and the Company agreed to terminate the lease agreement for the cabinet facility, and the stockholders agreed to release the Company from all obligations with respect to this lease. In conjunction with the termination of the lease, the Company sold the related leasehold improvements to the stockholders for $525,000 (resulting in a pre-tax loss of $18,500).

  The Company also leases properties from unrelated parties under noncancellable operating lease agreements, which expire at various dates through 2008, with options to extend the lease terms for additional periods of up to ten years. The lease agreements with the stockholders contain options to extend the lease terms for additional periods of up to twenty years. Future minimum lease payments required under operating leases that have initial or remaining noncancellable lease terms in excess of one year as of January 31, 2001, are as follows:

                                            Related
                                             party       Other      Total
                                             -----       -----      ------
          Year ending January 31,
                2002                       $1,410,000    276,000  1,686,000
                2003                          794,000    246,000  1,040,000
                2004                             -       240,500    240,500
                2005                             -       246,000    246,000
                2006                             -       228,000    228,000
                Later years                      -       612,500    612,500
                                           ----------  ---------  ---------
          Total minimum lease payments     $2,204,000  1,849,000  4,053,000
                                           ==========  =========  =========


                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



(5) Capital Stock
    -------------

The Company's Articles of Incorporation authorize the Board of Directors to issue shares of preferred stock in series, to determine the number of shares in each series and to fix the designation, preferences, rights, voting powers, restrictions, dividends, qualifications and terms and conditions thereof. As of January 31, 2001, the Company has issued no shares of its preferred stock.

  The Company has an employee stock purchase plan, a long-term performance plan and an incentive compensation plan. Under the employee stock purchase plan, employees are eligible, through payroll deductions up to a maximum of $2,400 annually, to purchase shares of the Company's common stock at the current market price of the stock. The Company contributes an amount equal to ten percent (in cash or stock) of the amounts contributed by employees.

  Under the long-term performance plan, certain directors and key employees are eligible for awards granted under the plan in the form of, or combination thereof, stock options, stock appreciation rights, or restricted shares of the Company's common stock. The Company has authorized 300,000 shares to be awarded under the plan, of which 95,000 shares are available for granting at January 31, 2001. The amount, terms and conditions of any award under the plan are subject to certain limitations set forth therein. The following summarizes stock option activity for years ended January 31, 1999, 2000 and 2001:

                                                        Exercise
                                            Shares       price
                                            ------       -----

        Outstanding at January 31, 1998       -         $  -
          Granted                          280,000        1.75
          Canceled                         (50,000)       1.75
                                           -------       -----
        Outstanding at January 31, 1999    230,000        1.75
          Canceled                         (15,000)       1.75
                                           -------       -----
        Outstanding at January 31, 2000    215,000        1.75
          Canceled                         (10,000)       1.75
                                           -------       -----
        Outstanding at January 31, 2001    205,000       $1.75
                                           =======       =====
        Exercisable at January 31, 2001    123,000       $1.75
                                           =======       =====

  Options granted during fiscal year 1999 were 20% vested upon issuance, with an increase in vesting of 20% per year beginning one year after the date of issuance, and have remaining contractual lives of 2.3 years. There were no options granted during fiscal years 2000 or 2001. As permissible under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounts for
             ---------------------------------------
    stock options granted under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, which recognizes
                    ----------------------------------------
    compensation cost based upon the intrinsic value of the equity award. Accordingly, no compensation expense was recognized in the statements of operations during fiscal years 2001, 2000 or 1999. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards for fiscal years 2001, 2000 and 1999 consistent with the provisions of SFAS No. 123, the effect on the Company's net earnings (loss) and earnings (loss) per share would not be materially different from the amounts reported.


                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



  Under the incentive compensation plan, certain salaried employees of the
    Company are eligible to receive a bonus each fiscal year based on the Company's performance in that year. Bonuses may be paid, at the Company's
    option, either in cash or stock units.   Bonuses awarded in the form of
    stock units will be converted into cash or common stock upon termination of the participant's employment. As of January 31, 2001, no awards had been made under the incentive compensation plan.

(6) Nonrecurring Charges
    --------------------

During fiscal year 1999, the Company completed the restructuring plans which had been announced in the previous year by closing several stores, selling real estate and equipment associated with the closed stores, and selling certain other real estate. These sales resulted in total cash proceeds of approximately $10.8 million and losses of approximately $2.3 million, which have been charged against the related valuation allowances. In addition, in July 1998, the Company sold the real estate and equipment of the Rogers, Arkansas, home center store to Lowe's Home Centers, Inc. for cash totaling approximately $10.5 million. This transaction resulted in gains of approximately $1.3 million, which are included in income for the year ended January 31, 1999. In conjunction with the Company's restructuring, certain charges and other transactions have been charged against the valuation allowances and store closing accruals rather than to current period income or expense. The following is a reconciliation of activity with respect to these accounts, with certain previously reported amounts reclassified in order to conform with current presentation:

                                                        Valuation        Accrued
                                                        allowances       expenses        Totals
                                                        ----------       --------        ------
    Balances, January 31, 1998                        $ 5,459,000         641,000       6,100,000
    Activity, fiscal year 1999:
      Additions-writedown of land to
       estimated realizable value                         100,000            -            100,000
      Inventory losses                                   (780,567)           -           (780,567)
      Losses on sales of fixed assets                  (2,230,637)           -         (2,230,637)
      Depreciation                                       (298,791)           -           (298,791)
      Cash payments-severance benefits and rent              -           (366,232)       (366,232)
      Other noncash credits (charges)                    (112,547)         49,920         (62,627)
                                                       ----------        --------      ----------
         Net activity                                  (3,322,542)       (316,312)     (3,638,854)
                                                       ----------        --------      ----------

    Balances, January 31, 1999                          2,136,458         324,688       2,461,146
    Activity, fiscal year 2000:
      Cash payments-rent                                     -           (166,912)       (166,912)
      Other noncash charges                                  -            (78,604)        (78,604)
                                                       ----------        --------      ----------
         Net activity                                        -           (245,516)       (245,516)
                                                       ----------        --------      ----------

    Balances, January 31, 2000                          2,136,458          79,172       2,215,630
    Activity, fiscal year 2001:
      Cash payments-rent                                     -            (66,000)        (66,000)
      Other noncash charges                               (22,561)        (13,172)        (35,733)
                                                       ----------        --------      ----------
         Net activity                                     (22,561)        (79,172)       (101,733)
                                                       ----------        --------      ----------
    Balances, January 31, 2001                        $ 2,113,897            -          2,113,897
                                                       ==========        ========      ==========

                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



  The valuation allowances represent differences between the carrying amounts and estimated fair market values of the related assets, all of which are considered to be held for sale but are still being used in the Company's business. Assets held for sale include real property with carrying amounts of $5,263,897 and $5,286,458 at January 31, 2001 and 2000, respectively, and estimated fair market values of $3,150,000 at January 31, 2001 and 2000.

(7) Accrued Expenses

Accrued expenses consist of the following:
                                             2001           2000
                                             ----           ----
     Salaries, wages and other
      employee benefits                   $873,989        995,786
     Deferred revenues                     662,610        106,504
     Taxes other than income taxes         536,590        741,588
     Customer incentives                   148,914        152,577
     Interest                              114,446        129,452
     Other                                 261,292        954,064
                                        ----------     ----------
                                        $2,597,841      3,079,971
                                        ==========     ==========

(8) Commitments and Contingencies
    ------------------------------


The Company advances premiums under a split-dollar life insurance agreement with a trust which owns a $20 million insurance policy on the life of the Company's principal stockholder's wife. The Company has a security interest in the policy's cash surrender value and death benefits and, upon termination of the policy, is entitled to reimbursement of the amounts advanced, without interest. The Company has a guarantee from the stockholder securing any deficiency in cash surrender value if the policy is terminated before cash surrender value exceeds actual premiums advanced. The Company has advanced premiums of $2,195,250 and $2,012,277 as of January 31, 2001 and 2000, respectively (included in other assets in the accompanying balance sheets).

The Company sponsors the National Home Centers, Inc. 401(k) Retirement Plan, in which employees are eligible to participate after they complete four months of service and reach age 21. Company contributions to the plan each year are made at a discretionary amount determined by the Company's Board of Directors. The Company's contributions to the plan were $38,777, $37,570 and $36,920 for the years ended January 31, 2001, 2000 and 1999, respectively.

The Company is involved in certain claims and pending litigation arising from the normal conduct of business. Based on the present knowledge of the facts, management believes the resolution of claims and pending litigation will not have a material adverse effect on the Company's financial position or the results of its operations.


                                                                     (Continued)

                          NATIONAL HOME CENTERS, INC.

                         Notes to Financial Statements



(9) Valuation and Qualifying Accounts
    ----------------------------------

    The following provides an analysis of the Company's allowance for doubtful trade accounts receivable for the years ended January 31, 2001, 2000 and 1999:

                                    Balance at  Additions   Write-offs,   Balance at
                                    beginning    charged       net of       end of
                                    of period   to expense   recoveries     period
                                    ----------  ----------  ------------  ----------

    Year ended January 31, 2001      $210,000     278,880      349,880      139,000
                                     ========     =======      =======      =======
    Year ended January 31, 2000       730,000     223,037      743,037      210,000
                                     ========     =======      =======      =======
    Year ended January 31, 1999       281,000     389,828      (59,172)     730,000
                                     ========     =======      =======      =======

(10) New Accounting Standard
     -----------------------

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,

    Accounting for Derivative Instruments and Hedging Activities, as amended by
    ------------------------------------------------------------
    SFAS No. 138, Accounting for Certain Derivative Instruments and Hedging
                  ---------------------------------------------------------
    Activities-an Amendment of FASB Statement No. 133.  SFAS No. 133 establishes
    -------------------------------------------------
    accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. As of January 31, 2001, the Company had no outstanding derivative instruments or embedded derivatives that were subject to the provisions of SFAS No. 133.