Form 10-K/A
period 2001-01-31
NATIONAL HOME CENTERS INC
filed 2001-06-01
CIK 899630

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

Store Properties

     The following table shows the location, opening date, size, retail/contractor sales mix and approximate number of SKUs of each of the Company's stores:

                                Opening                  Area in Square Feet     Retail/Contractor             Fabrication
                                                         -------------------
       Store Location            Date      Acreage      Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----      -------      ------      ---------         -------        --------

I.  Northwest   Arkansas

        Springdale               11/83      21          49,300       190,000           30/70          14,000       door,
                                                                                                                  window

        Bentonville              06/92       6          20,200        18,000           0/100           5,000       door,
                                                                                                                  window

                                Opening                 Area in Square Feet     Retail/Contractor             Fabrication
                                                        -------------------
       Store Location            Date      Acreage     Retail      Warehouse         Mix (%)          SKUs     Operations
       --------------            ----      -------     ------      ---------         -------          ----     ----------
II.  Fort Smith

          Fort Smith             12/77      10          31,100       110,000          0/100           8,000       door,
                                                                                                                 window
III.  Little Rock

          North Little Rock      10/85      13          96,200       150,000          45/55          27,000       door,
                                                                                                                 window

          Conway Contractor      05/93       4               0        30,000          0/100           4,000       door,
                                                                                                                 window

          Maumelle               06/93       3               0        20,000          0/100             900

IV.  Russellville

          Russellville           06/93      14          30,000        80,000          0/100          12,000       door,
                                                                                                                 window

          Clarksville            09/95       1               0        14,000          0/100           5,000         --
                                                       -------       -------
          Total area                                   226,800       612,000          21/79

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

     Lawn and Garden--Plants, fertilizer, mowers, garden tools and outdoor furniture.

     The percentage of sales accounted for by the merchandise categories for each of the Company's three most recent fiscal years were as follows:

                                            Fiscal Year Ending January 31,
Products                               2001              2000             1999
--------                               ----              ----             ----
Building Materials                       66                71               61
Hardware/Plumbing/Electrical             12                11               15
Home Decor                               10                 8                9
Appliances/Cabinets                      10                 8               10
Lawn and Garden                           2                 2                5
                                       ----              ----             ----
Total                                   100%              100%             100%

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


Fiscal 1999                                        High                 Low
-----------                                        ----                 ---
First Quarter                                      $1.63               $1.00
Second Quarter                                      1.44                1.06
Third Quarter                                       1.28                1.00
Fourth Quarter                                      1.31                1.00

Fiscal 2000
-----------
First Quarter                                       1.87                1.09
Second Quarter                                      1.75                1.41
Third Quarter                                       1.72                1.50
Fourth Quarter                                      1.53                1.06

Fiscal 2001
-----------
First Quarter (through April 20, 2001)              1.27                1.09



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

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
Financial Disclosure.
--------------------

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

                                   DIRECTORS

     The following table provides certain information regarding the Company's directors.

Name                         Age      Experience
----                         ---      ----------
Dwain A. Newman              67       Chairman of the Board and Chief Executive Officer of the Company
                                      since the organization of its predecessor in 1968.  President of the Company through February 1995.  Prior to 1968, Mr. Newman was a contractor salesman and general manager of Gateway Plywood and
                                      Door Company of Springdale, Arkansas (a division of International
                                      Forest Products, Phoenix, Arizona); regional manager of operations for International Forest Products until 1972.

Danny R. Funderburg          55       President and Chief Operating Officer of the Company since
                                      February 1995; Executive Vice President from March 1993 through
                                      February 1995; General Manager of the Company's North Little Rock
                                      store from 1989-1993 and 1997-present. Vice President from 1978 through March 1993. Before joining the Company, Mr. Funderburg was a factory representative with Boise Cascade.  Director since 1983.

Roger A. Holman              54       Senior Vice President, Purchasing/Marketing since April 1998;
                                      President, Home Center Division, from February 1995 to April 1998;
                                      Vice President, Purchasing from 1984 through February 1995.
                                      Employed by the Company as a salesman from 1973 through 1984.
                                      Prior to his affiliation with the Company, Mr. Holman was employed by Arkansas Western Gas Company and by Service Supply.  Director
                                      since 1984.

Brent A. Hanby               37       Executive Vice President since February 1995 and Chief Financial
                                      Officer since 1990.  Previously served as the Company's Assistant
                                      Financial Officer from 1987 through 1990.  Director since 1993.

David W. Truetzel            44       Managing Director in Gryphon Holdings, a St. Louis based venture capital firm. Previously was Managing Director of Llama Co., an investment banking firm, since December, 1997; and previously served as Chief Financial Officer and Secretary of First USA
                                      Paymentech, Inc. from December, 1995 to October, 1997, also served as Vice President of A.G. Edwards & Sons, Inc. from 1990 through
                                      1995.  Director since 1993.

Richard D. Denison           71       President and owner since 1984 of First San Francisco Corporation, a Chicago-based financial advisory firm.  Previously served as
                                      Senior Vice President and Director of Edward Hines Lumber Co. and
                                      also as Vice President and Treasurer of Quaker Oats Co. for eleven years.  Director since 1996.

     Dwain A. Newman is the stepfather of Brent A. Hanby; there are no other family relationships among the foregoing nominees. By reason of his ownership, directly and beneficially, of shares of the Company's Common Stock, Dwain A. Newman is deemed to be a control person of the Company. None of the companies or organizations listed opposite the name of any director above is a parent, subsidiary or affiliate of the Company.

                              EXECUTIVE OFFICERS

     Dwain A. Newman, Danny R. Funderburg, Roger A. Holman, Brent A. Hanby, John Collins, C. Belle Reed and Robert H. Storment serve as executive officers of the Company. The first four named individuals also serve as directors and are described above under the caption "Election of Directors."

               John Collins, age 42, was promoted to Vice President, Merchandising and Store Planning in February 1995. Previously Mr. Collins served in the capacity of Merchandise Manager and was in charge of store planning. Mr. Collins has been an employee of the Company since November 1987.

               C. Belle Reed, age 45, has served as the Corporate Controller for the past ten years. Ms. Reed was named Corporate Secretary in 1993 and has been employed by the Company in various positions since August 1979.

               Robert H. Storment, age 42, was named Vice President, Accounting in February 1995. Mr. Storment joined the Company in November 1992 as Director of Accounting. Prior to joining the Company, Mr. Storment served as a senior manager for the Little Rock, Arkansas office of KPMG Peat Marwick LLP. Mr. Storment is a registered Certified Public Accountant in the State of Arkansas.

                            SECTION 16 REQUIREMENTS

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers. Such persons are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it with respect to fiscal 2000, or written representations from certain reporting persons, the Company believes that each such person has timely complied with all filing requirements.

Item 11.  Executive Compensation.
          ----------------------

General

     The Company's compensation policy is based on its belief that total compensation programs for its Chief Executive Officer and other executives should be based upon many of the same criteria used in setting compensation for its other salaried employees -- such as individual experience, initiative and performance -- but that a larger portion of executive compensation should be tied directly to the financial performance of the Company.

     The Board of Directors has established a Compensation Committee to review and make recommendations regarding executive compensation. Members of the Compensation Committee are Dwain A. Newman, Richard D. Denison and David W. Truetzel, all directors of the Company. Operating within the guidance provided by the Board of Directors, the Compensation Committee's role is to assure that the Company's executive compensation strategy is aligned with the interests of the stockholders, and the Company's compensation structure will allow for fair and reasonable base salary levels and the opportunity for executives to earn compensation that reflects both Company and individual performance.

     The Compensation Committee determines executive compensation each year after reviewing its annual audit report. Salary and bonus determinations typically are made in March of each year and are based on Company and individual executive performance in the preceding year. Thus, salary and bonus determinations made in fiscal 2000 reflect performance in fiscal 1999. In addition, the Compensation Committee determines the amount of the Company's contribution to its 401(k) Retirement Plan at the end of each fiscal year. The following is a report of the Compensation Committee addressing the compensation policy as it related to the Company's Chief Executive Officer and its other executive officers for fiscal 2000.

REPORT OF THE COMPENSATION COMMITTEE

Compensation Policy

     The goal of the Company's executive compensation policy is to ensure that an appropriate relationship exists between executive pay and the creation of stockholder value, while at the same time motivating and retaining key employees. To achieve this goal, the Company's executive compensation policies integrate annual base compensation with bonuses based upon corporate performance and individual initiative and performance. In addition, eligible employees receive a portion of Company profits through the Company's annual contributions to its 401(k) Retirement Plan. Accordingly, in years in which performance goals are achieved or exceeded, total executive compensation tends to be higher than in years in which performance is below expectations. Annual cash compensation, together with the payment of incentive and deferred compensation, is designed to attract and retain qualified executives and to ensure that such executives have a continuing stake in the long-term success of the Company.

     Net profit is the primary measure of Company performance used to determine executive compensation. In addition, the Company may consider other factors, such as earnings per share and achievement of planned growth. The Company currently does not set any specific performance targets and does not use a set formula for determining executive salaries and bonuses but instead subjectively determines salary and bonus for executives in amounts that reflect consideration of the factors listed above. Executive officers eligible to participate in the Company's 401(k) Retirement Plan receive a pro rata share of the Company's annual contribution to the Plan based on the individual's tenure with the Company and base salary.

     Section 162(m) of the Internal Revenue Code of 1986, as adopted under the Omnibus Budget Reconciliation Act of 1993, generally limits a corporation's federal tax deduction for compensation paid to certain executive officers in any one year to $1,000,000. Because executive compensation currently falls far below $1,000,000 for each of the named executive officers, the Company does not have a policy on qualifying compensation of its executive officers for deductibility under Section 162(m). The Compensation Committee or the Board will evaluate the need for such a policy in the future in connection with its review of executive compensation.

Fiscal 2000 Compensation

     The Company's executive compensation program for fiscal 2000 consisted of
(i) base salary, adjusted from the prior year, (ii) pro rata match distribution under the 401(k) Retirement Plan, (iii) employer match related to the Employee Stock Purchase Plan and (iv) a bonus paid for improved and/or profitable company performance. The determinations of salary for each executive officer were made subjectively, based upon a combination of the performance factors described above and the perception of each executive's level of responsibility in the Company. Likewise, the Board of Directors subjectively determined the Company's total contribution to the 401(k) Retirement Plan for fiscal 2000. Mr. Funderburg's bonus paid in fiscal 2000 was for the performance of the Little Rock area stores for fiscal 1999, where Mr. Funderburg also serves as general manager.

CEO Compensation

     Dwain A. Newman has been Chairman and Chief Executive Officer of the Company since its inception in 1968. Consistent with the other executive officers, the structure of Mr. Newman's compensation package reflects the Company's philosophy of "total compensation and pay for performance." Mr. Newman's salary for fiscal 2000 was based primarily on Mr. Newman's position as Chairman and CEO of the Company. Although net profit was an important factor, the Compensation Committee subjectively determined his salary amount for fiscal 2000. During fiscal 2001, Mr. Newman will not receive a bonus for fiscal 2000.

Conclusion

     The Company believes that linking executive compensation to corporate performance results in a better alignment of compensation with corporate goals and stockholders' interest. The Compensation Committee believes that compensation levels during fiscal 2000 adequately reflect the Company's compensation goals and policies.

              National Home Centers, Inc.
              Compensation Committee

              Dwain A. Newman
              Richard D. Denison
              David W. Truetzel

                           Summary Compensation Table

     The following table sets forth certain summary information concerning the compensation paid by the Company to its Chief Executive Officer and its other officers whose aggregate remuneration exceeded $100,000 during the fiscal years indicated.

                           SUMMARY COMPENSATION TABLE

                                                                                      Long-Term
                                                      Annual Compensation            Compensation
                                                      -------------------            ------------
            Name and                Fiscal                                            Securities            All Other
       Principal Position            Year          Salary         Bonus/(1)/      Underlying Options     Compensation/(3)/
       ------------------            ---           ------         ----------      ------------------     -----------------
Dwain A. Newman                      2000         $ 80,000            -0-               -0-                  $ 5,306/(2)/
Chairman, Chief Executive            1999           80,000            -0-               -0-                    6,192/(2)/
Officer                              1998           80,000            -0-               -0-                   18,903/(2)/


Danny R. Funderburg                  2000          116,360          $32,500             -0-                  $ 1,041
President and Chief Operating        1999          113,940            8,000             -0-                      884
Officer                              1998          101,440            -0-              30,000                    619


Roger A. Holman                      2000           95,060           10,000             -0-                      687
Senior Vice President,               1999             *                *                -0-                       *
Merchandising, Purchasing            1998             *                *               30,000                     *

Brent A. Hanby                       2000           95,092           10,000             -0-                      689
Executive Vice President &           1999             *                *                -0-                       *
Chief Financial Officer              1998             *                *               30,000                     *

/(1)/ Bonuses are shown in the years paid; amounts paid are based upon Company performance in the year preceding the year paid.

/(2)/ Includes premiums paid on term life insurance policies in the following amounts: $0 (fiscal 2000 & fiscal 1999); $8,130 (fiscal 1998). Also includes Mr. Newman's share (related PS-58 cost) of premiums paid on split-dollar life insurance policies in the following amounts: $4,750 (fiscal 2000); $5,600 (fiscal 1999); $10,180 (fiscal 1998). Under the terms of the split-dollar policies, the Company will be reimbursed in an amount equal to the lesser of premium payments or the cash surrender value. The Company owns one of the split-dollar policies and the other policy is owned by a trust. See "Compensation Plans -- Life Insurance."

/(3)/ Includes the named individual's pro rata share of Company contributions to the Company's 401(k) Retirement Plan in the following amounts: Dwain A. Newman, $556 (fiscal 2000); $592 (fiscal 1999), $593 (fiscal 1998); Danny
      R. Funderburg, $ 1,041 (fiscal 2000) $884 (fiscal 1999); and $619 (fiscal
      1998); Roger A. Holman, $687 (fiscal 2000); Brent A. Hanby $689 (fiscal
      2000).

Option Grants in 1998

     The following table sets forth information concerning each grant of stock options to the above named officers during fiscal year 1998. No stock options have been granted to the Company's executive officers since those listed below.

                                                                      Individual Grants
                      ----------------------------------------------------------------------------------------------------------

                           Number of
                           Securities         Percentage of Total     Exercise or Base
                       Underlying Options     Options Granted to           Price           Expiration        Grant Date Present
Name                    Granted in 1998       Employees in 1998        ($/Share)/(1)/         Date               Value ($)
----                  ----------------------------------------------------------------------------------------------------------
Dwain A. Newman               -0-                    --                    --                   --                   --

Danny R. Funderburg          30,000                 13.04%                $1.75            May 11, 2008              --

Roger A. Holman              30,000                 13.04%                $1.75            May 11, 2008              --

Brent A. Hanby               30,000                 13.04%                $1.75            May 11, 2008              --


/(1)/ Options granted during fiscal year 1998 were 20% vested upon issuance, with an increase in vesting of 20% per year beginning one year after the date of issuance, and have remaining contractual lives of 4.3 years. As permissible under Statement of Financial Accounting Standards (SFAS) No. 123, the Company accounts for stock options granted under the provisions of Accounting Principles Board Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity award. Accordingly, no compensation expense was recognized in the statement of operations during fiscal year 1998. Had compensation cost for the company's stock option plan been determined based on the fair value at the grant date for awards for fiscal year 1999 and 1998 consistent with the provisions of SFAS No. 123, the effect on the Company's net earnings
       (loss) and earnings (loss) per share would not be materially different from the amounts reported. No options were granted in fiscal 2000 or fiscal 1999.

Compensation of Directors

     The Company pays each of its outside directors $15,000 per year, regardless of the number of meetings attended. During fiscal 2000, the Company paid no additional compensation for committee participation except for travel reimbursement for Mr. Truetzel and Mr. Denison. Members of the Board who also serve as officers of the Company are not compensated for their services as directors.

                              COMPANY PERFORMANCE

     The following graph shows a comparison of cumulative total returns for the Company, the Standard & Poor's 500 Stock Index ("S&P 500") and an index of peer companies selected by the Company for the five year period ending January 31, 2001.


                                    [GRAPH]


Total Return Analysis
                                        1/31/1996       1/31/1997       1/30/1998        1/29/1999        1/31/2000       1/31/2001
------------------------------------------------------------------------------------------------------------------------------------
National Home Centers, Inc.            $   100.00      $    66.71      $    47.24       $    44.45       $    51.40      $    54.17
------------------------------------------------------------------------------------------------------------------------------------
Peer Group                             $   100.00      $   108.03      $   192.81       $   394.26       $   531.64      $   460.05
------------------------------------------------------------------------------------------------------------------------------------
S&P 500                                $   100.00      $   126.33      $   160.31       $   212.39       $   234.36      $   232.04
------------------------------------------------------------------------------------------------------------------------------------
Source:  Carl Thompson Associates www.ctaonline.com (800) 959-9677.  Data from BRIDGE Information Systems, Inc.

     The total cumulative return on investment (change in the year end stock price plus reinvested dividends) for each of the periods for the Company, the peer group and the S&P 500 is based on the stock price or composite index for the five-year period ending January 31, 2001.

     The above graph compares the performance of the Company with that of the S&P 500, and a group of peer companies with the investment weighted on market capitalization. Companies in the peer group are as follows: BMC West Corp.; DIY Home Warehouse, Inc.; The Home Depot, Inc.; Lowes Companies, Inc.; HomeBase, Inc.; and Wolohan Lumber Co. Inclusion of these companies in the peer group index was approved by the Board of Directors.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

                            PRINCIPAL STOCKHOLDERS

     The following table sets forth, as of May 31, 2001, the beneficial ownership of the Company's outstanding Common Stock by each of the Company's directors, each executive officer listed in the Summary Compensation Table, all directors and officers of the Company as a group, and each person other than a director known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock.




                                                               Common Stock/(1)/
                                                               -----------------
                                                         Number of         Percent of Class
                                                        Shares Owned            Owned
Directors and Officers                                  Beneficially         Beneficially
----------------------                                  ------------         ------------
Dwain A. Newman                                         4,533,883/(2)/             63.5%
Danny R. Funderburg                                       112,796                   1.6%
Roger A. Holman                                            29,064                     *
Brent A. Hanby                                             20,306                     *
David W. Truetzel                                             500                     *
Richard D. Denison/(3)/                                     5,000                     *

All directors and officers as a group (9 Persons)       4,706,797                  65.9%

  *   Less than 1 percent

/(1)/ Based on 7,142,251 shares of Common Stock outstanding as of May 31, 2001.

/(2)/ Dwain A. Newman holds 4,466,264 shares of Common Stock in his own name.
      Mr. Newman's wife holds 16,628 shares of Common Stock in her own name and Mr. and Mrs. Newman own 4,100 shares jointly. Mr. Newman holds 36,891 under the Dwain A. Newman IRA Rollover Account. Mr. Newman also holds in his name 5,000 shares each for Jay Jackson Newman and Shelby Lee Newman, as custodian under the Arkansas Uniform Transfer To Minors Act. Because of Mrs. Newman's stock ownership and the custodian relationship, Mr. Newman is considered beneficially to own 4,533,883 shares of Common Stock. Mr. Newman has disclaimed beneficial ownership of the shares held in Mrs. Newman's name and the shares held as custodian. The address of Mr. Newman is P.O. Box 789, Highway 265 North, Springdale, Arkansas 72765.

/(3)/ Shares held beneficially in the Richard D. Denison IRA, of which Mr.
      Denison is sole beneficiary and trustee


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

     Dwain A. Newman has assigned the leases on the Springdale and North Little Rock properties to the Arkansas Teacher Retirement System ("ATRS") as security for a $7 million loan obtained by Mr. Newman during the year ended January 31, 1993. Proceeds from this loan were used by Mr. Newman to finance the purchase of the Springdale and Fort Smith properties from the Company, to retire his mortgage indebtedness on the North Little Rock property and to pay off other loans to the Company for various real estate financing. The ATRS loan is also secured by a mortgage and security agreement on these properties and an assignment of a $1 million life insurance policy on Mr. Newman. In fiscal 2000, the Company paid Mr. Newman rent in the aggregate amount of $264,000 on the Springdale property, $144,000 on the Fort Smith property, and $504,000 on the North Little Rock property.

     Mrs. Newman's trust also owns and leases to the Company a store located in Bentonville. The Company paid the trust a total of $84,000 in rent on the property during fiscal 2000.

     The real estate transactions with Mr. Newman have simultaneously provided the Company working capital and satisfactory long-term access to the related facilities. In addition, the transactions with Mr. Newman are at rates comparable to rentals charged the Company under its third-party leases and, therefore, have had no distinguishable impact on the Company's results of operations and financial condition. All of the transactions between Mr. Newman and the Company were approved by the Board of Directors.

     All future transactions between the Company and its officers, directors, principal stockholders and affiliates will be reviewed and approved by a majority of the disinterested directors of the Company's Board, or a committee thereof, and will be on terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties.

     The Company does not intend to make any loans in the future to its officers, directors, principal stockholders or affiliates for the purchase of shares of its Common Stock. To the extent the Company makes loans to such persons for other purposes, those loans will be reviewed and approved by a majority of disinterested directors of the Company's Board, or a committee thereof, and will be on terms and conditions no less favorable to the Company than could be obtained from unaffiliated third parties.


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

      3.  Exhibits required by Item 601 of Regulation S-K.
          -----------------------------------------------

           Exhibit No.          Description
           -----------          -----------
           3.1                  Amended and Restated Articles of Incorporation
                                of the Company./1/

           3.2                  Amended and Restated By-Laws of the Company./1/

Exhibit No.         Description
-----------         -----------

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

10.6                Lease Agreement dated September 1, 1992 between Dwain A.
                    Newman and Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

10.7 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

10.8 Master Security Agreement dated November 16, 2000 between General Electric Capital Corporation and the Company.*

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

10.12               Form of the Company's 1993 Incentive Compensation Plan./1/

10.13 Promissory note dated November 16, 2000 between General Electric Capital Corporation and the Company.*

10.14               Guaranty Agreement effective May 20, 1994./2/

10.15 Promissory note dated December 19, 2000 between General Electric Capital Corporation and the Company.*

Exhibit No.         Description
-----------         -----------

10.16 Promissory Note and Mortgage dated May 5, 1995 to Simmons First Bank of Arkansas for Conway, Arkansas Store./4/

10.17 Form of the Company's 401(k) Adoption Agreement with Morgan Stanley Dean Witter as Trustee.*

10.18               1996 Long-Term Performance Plan./4/

10.19               Loan and Security Agreement with NationsCredit Commercial
                    Funding./6/

10.20               Amendment No. 1 to Loan Documents /8/

10.21 Summary of Material Modification to the National Home Centers, Inc. 401(K) Retirement Plan.*

11.1                Computation of Earnings (loss) Per Share.*

13.1 National Home Centers, Inc. 2000 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).*

23.1                Consent of Arthur Andersen LLP.*

 * Previously filed with the Company's Annual Report on Form 10-K on April 27, 2001.

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

                             NATIONAL HOME CENTERS, INC.

     May 31, 2001            By: /s/ DWAIN A. NEWMAN
                                 ----------------------------------
                             Dwain A. Newman
                             Chairman of the Board and  Chief Executive Officer



      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     May 31, 2001            By: /s/ DWAIN A. NEWMAN
                                 ----------------------------------
                             Dwain A. Newman
                             Chairman of the Board and  Chief Executive Officer

     May 31, 2001            By: /s/ DANNY R. FUNDERBURG
                                 ----------------------------------
                                 Danny R. Funderburg
                                 President, Chief Operating Officer and Director

     May 31, 2001           By:  /s/ ROGER A. HOLMAN
                                 ----------------------------------
                                 Roger A. Holman
                                 Vice President, Purchasing - Marketing and
                                 Director

     May 31, 2001           By:  /s/ BRENT A. HANBY
                                 ----------------------------------
                                 Brent A. Hanby
                                 Executive Vice President, Chief Financial
                                 Officer and Director

     May 31, 2001           By:  /s/ RICHARD D. DENISON
                                 ----------------------------------
                                 Richard D. Denison
                                 Director

     May 31, 2001          By:   /s/ DAVID W. TRUETZEL
                                 ----------------------------------
                                 David W. Truetzel
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

10.6                Lease Agreement dated September 1, 1992 between Dwain A.
                    Newman and Glenda R. Newman and the Company for the Fort Smith, Arkansas store./1/

10.7 Lease Agreement dated June 1, 1992 between Dwain A. Newman and Glenda R. Newman and the Company for the Bentonville, Arkansas store./1/

10.8 Master Security Agreement dated November 16, 2000 between General Electric Capital Corporation and the Company.*

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

                    Capital Corporation and the Company.*

10.14               Guaranty Agreement effective May 20, 1994./2/

10.15 Promissory note dated December 19, 2000 between General Electric Capital Corporation and the Company.*

10.16 Promissory Note and Mortgage dated May 5, 1995 to Simmons First Bank of Arkansas for Conway, Arkansas Store./4/

10.17 Form of the Company's 401(k) Adoption Agreement with Morgan Stanley Dean Witter as Trustee.*

10.18               1996 Long-Term Performance Plan./4/

10.19               Loan and Security Agreement with NationsCredit Commercial
                    Funding./6/

10.20               Amendment No. 1 to Loan Documents /8/

10.21 Summary of Material Modification to the National Home Centers, Inc. 401(K) Retirement Plan.*

11.1                Computation of Earnings (loss) Per Share.*

13.1 National Home Centers, Inc. 2000 Annual Report (only those portions specifically incorporated herein by reference shall be deemed filed with the Commission).*

23.1                Consent of Arthur Andersen LLP.*