Form 10-Q
period 2001-04-30
NATIONAL HOME CENTERS INC
filed 2001-06-13
CIK 899630

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            ______________________

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended April 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No_____.
                                             ------

As of June 12, 2001 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                         ITEM I - FINANCIAL STATEMENTS

                          NATIONAL HOME CENTERS, INC.
                            CONDENSED BALANCE SHEETS

        ------------------------------------------------------------------------------------------------------
                                                                             April 30,           January 31,
                                                                               2001                 2001
          Assets                                                            (Unaudited)              (1)
          ----------------------------------------------------------------------------------------------------
          Current Assets:
             Cash                                                       $          42,999               38,928
             Accounts Receivable                                               11,483,905            8,261,858
             Inventories                                                       13,927,640           13,544,665
             Other                                                                558,915              536,668
          ----------------------------------------------------------------------------------------------------

                Total Current Assets                                           26,013,459           22,382,119
          ----------------------------------------------------------------------------------------------------

          Property, Plant and Equipment                                        19,062,106           18,745,543
          Less Accumulated Depreciation                                        10,647,581           10,532,852
          ----------------------------------------------------------------------------------------------------

                Net Property, Plant and Equipment                               8,414,525            8,212,691
          ----------------------------------------------------------------------------------------------------

          Other Assets, Net of Amortization                                     1,893,570            2,910,801
          ----------------------------------------------------------------------------------------------------

                                                                        $      36,321,554           33,505,611
          ----------------------------------------------------------------------------------------------------

          Liabilities and Stockholders' Equity
          ----------------------------------------------------------------------------------------------------
          Current Liabilities:
             Current Installments of Long-Term Debt                     $         875,576              759,660
             Accounts Payable                                                   8,076,871            6,091,847
             Accrued Expenses                                                   2,890,917            2,597,841
          ----------------------------------------------------------------------------------------------------

                Total Current Liabilities                                      11,843,364            9,449,348
          ----------------------------------------------------------------------------------------------------

          Long-Term Debt, Excluding Current Installments                       13,737,749           13,524,627
          Stockholders' Equity                                                 10,740,441           10,531,636
          ----------------------------------------------------------------------------------------------------

                                                                        $      36,321,554           33,505,611
          ----------------------------------------------------------------------------------------------------

(1) January 31, 2001 balances are condensed from the audited balance sheet.

See accompanying notes to Condensed Financial Statements.

                              NATIONAL HOME CENTERS, INC.
                           CONDENSED STATEMENTS OF EARNINGS

-------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended
                                                                               April 30,
(Unaudited)                                                          2001                      2000
-------------------------------------------------------------------------------------------------------
Net Sales                                                    $          25,115,715           26,582,020
Cost of Sales                                                           18,805,450           20,416,211
-------------------------------------------------------------------------------------------------------

     Gross Profit                                                        6,310,265            6,165,809
-------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                               4,002,269            3,727,182
     Rent                                                                  318,665              298,818
     Depreciation and Amortization                                         329,901              314,445
     Other                                                               1,126,181            1,178,342
-------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                                           5,777,016            5,518,787
-------------------------------------------------------------------------------------------------------

         Operating Income                                                  533,249              647,022
Interest Expense                                                           324,444              382,653
-------------------------------------------------------------------------------------------------------

    Earnings Before Income Taxes                                           208,805              264,369
Income Taxes                                                                     0                    0
-------------------------------------------------------------------------------------------------------

     Net Earnings                                            $             208,805              264,369
-------------------------------------------------------------------------------------------------------

Earnings Per Share (basic and diluted)                       $                0.03                 0.04
-------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                                           7,142,251            7,142,251
-------------------------------------------------------------------------------------------------------

           See accompanying notes to Condensed Financial Statements.

                              NATIONAL HOME CENTERS, INC.
                           CONDENSED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                          Three Months Ended
                                                                                               April 31,
                                                                            -----------------------------------------
(Unaudited)                                                                                  2001                2000
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings                                                               $           208,805             264,369
   Adjustments to Reconcile Net Earnings to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                                     329,901             314,445
        Gain on Disposal of Property, Plant and Equipment                                 (24,001)             (2,000)
        Increase in Cash Surrender Value of Life Insurance                                (35,882)                  0
        Changes in Assets and Liabilities:
           Accounts Receivable                                                         (3,222,047)            (15,334)
           Inventories                                                                   (382,975)            456,538
           Other Current Assets                                                           (22,247)            139,422
           Accounts Payable                                                             1,985,024             657,048
           Accrued Expenses                                                               293,076            (159,572)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                         (870,346)          1,654,916
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                                            (478,695)           (331,909)
   Proceeds from Sale of Property, Plant and Equipment                                     27,400               2,000
   Decrease in Other Assets                                                               996,674                   0
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                          545,379            (329,909)
---------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                                         1,496,254             271,537
   Repayments of Long-Term Debt                                                        (1,167,216)         (1,595,521)
---------------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                          329,038          (1,323,984)
---------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                                        4,071               1,023
Cash at Beginning of Period                                                                38,928              43,847
---------------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                         $            42,999              44,870
---------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:
   Interest Paid                                                              $           337,777             385,165
---------------------------------------------------------------------------------------------------------------------

  See accompanying notes to Condensed Financial Statements.

                  NATIONAL HOME CENTERS, INC. ("THE COMPANY")
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

                                 April 30, 2001

1.   Basis of Presentation
     ---------------------
     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
     Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the three months ended April 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. For further information, refer to the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the
                               --------------------------
     Commission on April 27, 2001, and Form 10-K/A filed with the Commission on June 1, 2001.

2.   Income Taxes
     ------------
     No income tax provision was recorded for the three months ended April 30, 2001 or 2000 due to the realization of previously unrecognized NOL carryforwards.

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

                             Results of Operations
                             ---------------------

Three Months Ended April 30, 2001 and 2000
------------------------------------------

Net sales for the first quarter of fiscal 2001 decreased 6% to $25.1 million, compared to $26.6 million for the first quarter of fiscal 2000. Net income for the first quarter of fiscal 2001 was $209,000 or $0.03 income per share, compared with net income for the first quarter of fiscal 2000 of $264,000 or $0.04 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $863,000 versus $961,000 in the first quarter last year. The Company operated eight stores at the end of the quarter. For the first quarter of 2001 and 2000, the Company's revenues consisted of 79% to professional contractors and 21% to retail customers.

Gross profit as a percentage of net sales for the first quarter of fiscal 2001 increased to 25.1% from 23.2% for the same period last year. Gross margins have increased as a result of a combination of improved commodities markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 23.0% of net sales for the first quarter of fiscal 2001 compared to 20.8% of net sales for the same period last year. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.3% for the quarter ended April 30, 2001, compared to 1.4% for the same period last year.


                        Liquidity and Capital Resources
                        -------------------------------

The Company's working capital at April 30, 2001 increased to $14.2 million from $12.9 million at January 31, 2001, primarily due to increased accounts receivable resulting from higher sales, partially offset by an increase in accounts payable.

The Company's primary capital needs are to finance operations. During the three months ended April 30, 2001, operating activities used net cash of $0.9 million. Primary sources of cash from operating activities included approximately $2.0 million from increases in accounts payable and $0.5 million from net income, adjusted for depreciation and amortization. The primary use of cash was $3.2 million increase in accounts receivable.

Net cash provided by investing activities for the first three months of fiscal 2001 was approximately $0.5 million. $1.0 million was provided by a decrease in other assets and $0.5 million used for purchases of equipment. Net cash provided by financing activities during the first three months of fiscal 2001 totaled approximately $0.3 million, resulting from net proceeds of long-term debt.

The Company has a loan and security agreement with a financial institution providing a $20 million revolving line of credit. This agreement expires in July 2002. The agreement provides for interest to be charged at .375% per annum in excess of the Prime Rate (7.5% at April 30, 2001). The agreement limits availability to a borrowing base of 85% of eligible accounts receivable and 65% of inventory, with each capped at $10 million. The agreement does not contain any financial covenants. The Company had additional available borrowing capacity of approximately $3.8 million under the revolving line of credit as of April 30, 2001.

As of April 30, 2001, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.


                           Forward-looking Statements
                           --------------------------

Many issues discussed in this report are forward-looking statements made under
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve known and unknown risks, uncertainties and other factors that may cause actual events or results, levels of activity, growth, performance, earnings per share or achievements to be materially different from any future results, levels of activity, growth, performance, earning per share or achievements expressed or implied by such forward-looking statements. Investors are cautioned that all forward-looking statements involve risk and uncertainties. The Company does not undertake to publicly update or revise its forward looking statements even if experience or future changes make it clear that any projected results expressed or implied in such statements will not be realized. Factors that could cause actual results to differ materially include, but are not limited to the following: the strength and extent of new and existing competition; the Company's ability to maintain competitive pricing in its markets; the Company's ability to increase sales; the Company's ability to attract, train and retain experienced, quality employees; the Company's ability to dispose of excess real estate and other assets; general economic conditions; housing turnover; interest rates; weather; and other factors described from time to time in the Company's Securities and Exchange Commission filings.

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


                                        National Home Centers, Inc.

Date:  June 12, 2001                    /s/ Dwain A. Newman
                                        --------------------------------
                                        Dwain A. Newman
                                        Chief Executive Officer and
                                        Chairman


Date:  June 12, 2001                    /s/ Brent A. Hanby
                                        --------------------------------
                                        Brent A. Hanby
                                        Executive Vice President and
                                        Chief Financial Officer