Form 10-Q
period 2001-07-31
NATIONAL HOME CENTERS INC
filed 2001-09-13
CIK 899630

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the quarterly period ended July
                                    31, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___ .
                                              ---

As of September 12, 2001 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           NATIONAL HOME CENTERS, INC.
                            CONDENSED BALANCE SHEETS

              ---------------------------------------------------------------------------------------------------------

                                                                                    July 31,                January 31,
                                                                                     2001                       2001
              Assets                                                              (Unaudited)                    (1)
              ---------------------------------------------------------------------------------------------------------
              Current Assets:
                 Cash                                                             $    37,805                    38,928
                 Accounts Receivable                                               13,077,421                 8,261,858
                 Inventories                                                       14,726,913                13,544,665
                 Other                                                                448,861                   536,668
              ---------------------------------------------------------------------------------------------------------
                    Total Current Assets                                           28,291,000                22,382,119
              ---------------------------------------------------------------------------------------------------------

              Property, Plant and Equipment                                        19,074,487                18,745,543
              Less Accumulated Depreciation                                        10,711,879                10,532,852
              ---------------------------------------------------------------------------------------------------------

                    Net Property, Plant and Equipment                               8,362,608                 8,212,691
              ---------------------------------------------------------------------------------------------------------

              Other Assets, Net of Amortization                                     1,874,113                 2,910,801
              ---------------------------------------------------------------------------------------------------------

                                                                                  $38,527,721                33,505,611
              ---------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ---------------------------------------------------------------------------------------------------------
              Current Liabilities:
                 Current Installments of Long-Term Debt                           $   894,107                   759,660
                 Accounts Payable                                                   8,527,957                 6,091,847
                 Accrued Expenses                                                   2,966,645                 2,597,841
              ---------------------------------------------------------------------------------------------------------

                    Total Current Liabilities                                      12,388,709                 9,449,348
              ---------------------------------------------------------------------------------------------------------

              Long-Term Debt, Excluding Current Installments                       14,271,197                13,524,627
              Stockholders' Equity                                                 11,867,815                10,531,636
              ---------------------------------------------------------------------------------------------------------

                                                                                  $38,527,721                33,505,611
              ---------------------------------------------------------------------------------------------------------

(1) January 31, 2001 balances are condensed from the audited balance sheet.

See accompanying notes to Condensed Financial Statements.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

---------------------------------------------------------------------------------------------------------------------------------
                                                                   Three Months Ended                   Six Months Ended
                                                                        July 31,                            July 31,
                                                       --------------------------------------------------------------------------
(Unaudited)                                                      2001               2000             2001               2000
---------------------------------------------------------------------------------------------------------------------------------
Net Sales                                              $       31,559,345         26,063,586       56,675,060          52,645,606
Cost of Sales                                                  23,599,030         19,919,426       42,404,480          40,335,637
---------------------------------------------------------------------------------------------------------------------------------

     Gross Profit                                               7,960,315          6,144,160       14,270,580          12,309,969
---------------------------------------------------------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits                                      4,501,706          3,809,408        8,503,975           7,536,590
     Rent                                                         322,323            296,978          640,988             595,796
     Depreciation and Amortization                                342,645            319,996          672,546             634,441
     Other                                                      1,357,418          1,032,147        2,483,599           2,210,489
---------------------------------------------------------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses                                  6,524,092          5,458,529       12,301,108          10,977,316
---------------------------------------------------------------------------------------------------------------------------------

         Operating Income                                       1,436,223            685,631        1,969,472           1,332,653
Interest Expense                                                  308,849            373,660          633,293             756,313
---------------------------------------------------------------------------------------------------------------------------------

    Earnings Before Income Taxes                                1,127,374            311,971        1,336,179             576,340
Income Taxes                                                            0                  0                0                   0
---------------------------------------------------------------------------------------------------------------------------------

     Net Earnings                                      $        1,127,374            311,971        1,336,179             576,340
---------------------------------------------------------------------------------------------------------------------------------
Earnings Per Share
    (basic and diluted)                                $             0.16               0.04             0.19                0.08
---------------------------------------------------------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding                                  7,142,251          7,142,251        7,142,251           7,142,251
---------------------------------------------------------------------------------------------------------------------------------

     See accompanying notes to Condensed Consolidated Financial Statements.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------------
                                                                                      Six Months Ended
                                                                                           July 31,
                                                                              -------------------------------
(Unaudited)                                                                          2001            2000
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings                                                               $     1,336,179         576,340
   Adjustments to Reconcile Net Earnings to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                                 672,546         634,441
        Loss (Gain) on Disposal of Property, Plant and Equipment                       21,308         (34,568)
        Increase in Cash Surrender Value of Life Insurance                            (35,882)              0
        Changes in Assets and Liabilities:
           Accounts Receivable                                                     (4,815,563)        180,803
           Inventories                                                             (1,182,248)      1,748,761
           Other Current Assets                                                        87,807         (74,783)
           Accounts Payable                                                         2,436,110         (69,714)
           Accrued Expenses                                                           368,804          59,967
-------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities                   (1,110,939)      3,021,247
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:

   Additions to Property, Plant and Equipment                                        (795,482)       (654,519)
   Proceeds from Sale of Property, Plant and Equipment                                 44,150          36,250
   Increase in Other Assets                                                           980,131               0
-------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Investing Activities                      228,799        (618,269)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:

   Proceeds from Long-Term Debt                                                     2,698,150         367,179
   Repayments of Long-Term Debt                                                    (1,817,133)     (2,780,676)
-------------------------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities                      881,017      (2,413,497)
-------------------------------------------------------------------------------------------------------------

Net Decrease in Cash                                                                   (1,123)        (10,519)

Cash at Beginning of Period                                                            38,928          43,847
-------------------------------------------------------------------------------------------------------------

Cash at End of Period                                                         $        37,805          33,328
-------------------------------------------------------------------------------------------------------------
Supplemental Disclosures:

   Interest Paid                                                              $       636,721         765,458
   Acquisition of equipment for notes payable                                               0         348,480
-------------------------------------------------------------------------------------------------------------

See accompanying notes to Condensed Consolidated Financial Statements.

                   NATIONAL HOME CENTERS, INC. ("THE COMPANY")
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                  July 31, 2001

1.       Basis of Presentation
         ---------------------
         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the six months ended July 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. For further information, refer to the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April
                   --------------------------
         27, 2001, and Form 10-K/A filed with the Commission on June 1, 2001.

2.       Income Taxes
         ------------
         No income tax provision was recorded for the six months ended July 31, 2001 or 2000 due to the realization of previously unrecognized NOL carryforwards.

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

                              Results of Operations
                              ---------------------

Three Months Ended July 31, 2001 and 2000
-----------------------------------------

Net sales for the second quarter of fiscal 2001 increased 21% to $31.6 million, compared to $26.1 million for the second quarter of fiscal 2000. Net income for the second quarter of fiscal 2001 was $1,127,000 or $0.16 income per share, compared with net income for the second quarter of fiscal 2000 of $312,000 or $0.04 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,779,000 versus $1,006,000 in the second quarter last year. The Company operated eight stores at the end of the quarter. For the quarter, the Company's revenues consisted of 81% to professional contractors and 19% to retail customers versus 78% and 22%, respectively, in the second quarter of 2000.

Gross profit as a percentage of net sales for the second quarter of fiscal 2001 increased to 25.2% from 23.6% for the same period last year. Gross margins have increased as a result of a combination of improved commodities markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses decreased to 20.7% of net sales for the second quarter of fiscal 2001 compared to 20.9% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. Transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 0.9% for the quarter ended July 31, 2001, compared to 1.4% for the same period last year. This decrease results primarily from the lower interest rates.

Six Months Ended July 31, 2001 and 2000
---------------------------------------

Net sales for the six months ended July 31, 2001 were up 8% to $56.7 million, compared to $52.6 million for the same period of fiscal 2000. Net income for the six months ended July 31, 2001 was $1,336,000 or $0.19 income per share, compared with net income for the same period in 2000 of $576,000 or $0.08 income per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $2,642,000 versus $1,967,000 in the same period last year. For the six months ended July 31, 2001, the Company's revenues consisted of 80% to professional contractors and 20% to retail customers versus 79% and 21%, respectively, in the same period last year.

Gross profit as a percentage of net sales for the first six months of fiscal 2001 increased to 25.2% from 23.4% for the same period last year. Gross margins have increased as a result of a combination of improved commodity markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 21.7% of net sales for the first six months of fiscal 2001, compared to 20.9% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates. In addition, transportation expenses (included in other selling, general and administrative expenses) were higher as a percentage of net sales due to the large increase in fuel costs.

Net interest expense as a percentage of net sales was 1.1% for the six months ended July 31, 2001, compared to 1.4% for the same period last year, primarily due to the decrease in interest rates.

                         Liquidity and Capital Resources
                         -------------------------------

The Company's working capital at July 31, 2001 increased to $15.9 million from $12.9 million at January 31, 2001, primarily due to increased accounts receivable resulting from higher sales, partially offset by an increase in accounts payable.

The Company's primary capital needs are to finance operations. During the six months ended July 31, 2001, operating activities used net cash of $1.1 million. Primary sources of cash from operating activities included approximately $2.4 million from increases in accounts payable and $2.0 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $4.8 million increase in accounts receivable and $1.2 million increase in inventories.

Net cash provided by investing activities for the first six months of fiscal 2001 was approximately $0.2 million. $1.0 million was provided by a decrease in other assets and $0.8 million used for purchases of equipment. Net cash provided by financing activities during the first six months of fiscal 2001 totaled approximately $0.9 million, resulting from net proceeds of long-term debt.

At July 31, 2001, the Company had a loan and security agreement with a financial institution providing a $20 million revolving line of credit. The agreement provided for interest to be charged at .375% per annum in excess of the Prime Rate (6.75% at July 31, 2001). The Company had additional available borrowing capacity of approximately $5.3 million under the revolving line of credit as of July 31, 2001.

On August 2, 2001, the Company renewed its revolving credit facility. The new loan and security agreement provides for a $25 million revolving line of credit, and extends the term until July 2005. Interest on the credit facility is charged at a variable rate based, at the Company's option, on the Prime Rate plus 0.375% or a LIBOR rate plus 2.25%. The new agreement also provides for certain financial performance covenants.

As of July 31, 2001, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.

                            New Accounting Standards
                            ------------------------

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets,
     ---------------------                ------------------------------------
and SFAS No. 143, Accounting for Asset Retirement Obligations.
                  -------------------------------------------

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. SFAS 141 requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. As of July 31, 2001, the Company had no business combinations in process.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. As of July 31, 2001, the Company had no goodwill or intangible assets that were subject to the provisions of SFAS No. 142.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As of July 31, 2001, the Company had no retirement of long-lived assets that were subject to the provisions of SFAS No. 143.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

On August 14, 2001, Dwain A. Newman, Chairman of the board of directors and majority stockholder of the Company, notified the board of directors of his intention to make a tender offer of $1.20 per share for all of the Company's common stock not owned by Mr. Newman. There are approximately 2,607,404 shares that would be purchased. The board of directors has appointed an independent committee consisting of Richard D. Denison and David W. Truetzel, to evaluate the fairness of the offer for minority shareholders and to make a recommendation to the board regarding the fairness of the offer. The independent committee has engaged Duff & Phelps, LLC as a financial advisor to assist it in evaluating the offer.

NOTICE TO READ TENDER OFFER DOCUMENTS:

THE DESCRIPTION CONTAINED HEREIN IS NEITHER AN OFFER TO PURCHASE NOR A SOLICITATION OF AN OFFER TO SELL SHARES OF NATIONAL HOME CENTERS, INC. A TENDER OFFER STATEMENT WILL BE FILED BY DWAIN A. NEWMAN AND A SOLICITATION/RECOMMENDATION STATEMENT WILL BE FILED BY NATIONAL HOME CENTERS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION (SEC). YOU ARE URGED TO READ THE TENDER OFFER STATEMENT, THE SOLICITATION/RECOMMENDATION STATEMENT AND ANY OTHER RELEVANT DOCUMENTS TO BE FILED WITH THE SEC. THE TENDER OFFER STATEMENT, THE SOLICITATION/RECOMMENDATION STATEMENT ON SCHEDULE 14D-9 AND OTHER DOCUMENTS FILED WITH THE SEC WILL CONTAIN IMPORTANT INFORMATION THAT YOU SHOULD CONSIDER BEFORE MAKING ANY DECISION REGARDING THE TENDER OFFER AND RELATED TRANSACTIONS. YOU MAY OBTAIN A FREE COPY OF THE TENDER OFFER STATEMENT AND OTHER DOCUMENTS FILED BY MR. NEWMAN AND NATIONAL HOME CENTERS, INC. WITH THE SEC AT THE SEC'S WEB SITE AT WWW.SEC.GOV. THE TENDER OFFER STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC BY MR. NEWMAN WILL BE AVAILABLE FREE OF CHARGE FROM NATIONAL HOME CENTERS, INC. BY DIRECTING A REQUEST TO NATIONAL HOME CENTERS, INC., HIGHWAY 265 NORTH, P.O. BOX 789, SPRINGDALE, ARKANSAS 72765-0789, ATTN: BRENT A. HANBY. IN ADDITION, THE SOLICITATION/RECOMMENDATION STATEMENT AND OTHER DOCUMENTS TO BE FILED WITH THE SEC BY NATIONAL HOME CENTERS, INC. MAY BE OBTAINED FREE OF CHARGE FROM NATIONAL HOME CENTERS, INC. BY DIRECTING A REQUEST TO NATIONAL HOME CENTERS, INC., HIGHWAY 265 NORTH, P.O. BOX 789, SPRINGDALE, ARKANSAS 72765-0789, ATTN: BRENT A. HANBY.


Item 6. Exhibits and Reports on Form 8K.

(a)  Exhibits

                                                                 Sequentially
                                                                 ------------
     Exhibits No.               Description of Exhibit           Numbered Page
     ------------               ----------------------           -------------

     10.1                 Loan and Security Agreement (Wells         12-69
                          Fargo Retail Finance, LLC)

(b)  Reports on Form 8-K.
        Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           National Home Centers, Inc.

Date: September 12, 2001                   /s/ Dwain A. Newman
                                           -------------------
                                           Dwain A. Newman
                                           Chief Executive Officer and
                                           Chairman


Date: September 12, 2001                   /s/ Brent A. Hanby
                                           ------------------
                                           Brent A. Hanby
                                           Executive Vice President and
                                           Chief Financial Officer