Form 10-Q
period 2001-10-31
NATIONAL HOME CENTERS INC
filed 2001-12-13
CIK 899630

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ______________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the quarterly period ended
                               October 31, 2001.

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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X    No_____.
                                              ----

As of December 12, 2001 National Home Centers, Inc. had 7,142,251 shares of $0.01 par value Common Stock outstanding.

--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION
                          ITEM I - FINANCIAL STATEMENTS

                           NATIONAL HOME CENTERS, INC.
                            CONDENSED BALANCE SHEETS

------------------------------------------------------------------------
                                                October 31,  January 31,
                                                   2001         2001
Assets                                          (Unaudited)      (1)
------------------------------------------------------------------------
Current Assets:
   Cash                                        $     17,518       38,928
   Accounts Receivable                           13,339,844    8,261,858
   Inventories                                   13,889,405   13,544,665
   Other                                            502,281      536,668
------------------------------------------------------------------------

      Total Current Assets                       27,749,048   22,382,119
------------------------------------------------------------------------

Property, Plant and Equipment                    19,260,797   18,745,543
Less Accumulated Depreciation                    10,888,841   10,532,852
------------------------------------------------------------------------

      Net Property, Plant and Equipment           8,371,956    8,212,691
------------------------------------------------------------------------

Other Assets, Net of Amortization                 2,151,324    2,910,801
------------------------------------------------------------------------

                                               $ 38,272,328   33,505,611
------------------------------------------------------------------------

Liabilities and Stockholders' Equity
------------------------------------------------------------------------
Current Liabilities:
   Current Installments of Long-Term Debt      $    944,842      759,660
   Accounts Payable                               7,407,721    6,091,847
   Accrued Expenses                               3,018,603    2,597,841
------------------------------------------------------------------------

      Total Current Liabilities                  11,371,166    9,449,348
------------------------------------------------------------------------

Long-Term Debt, Excluding Current Installments   14,328,103   13,524,627
Stockholders' Equity                             12,573,059   10,531,636
------------------------------------------------------------------------

                                               $ 38,272,328   33,505,611
------------------------------------------------------------------------

(1) January 31, 2001 balances are condensed from the audited balance sheet.

See accompanying notes to Condensed Financial Statements.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                        CONDENSED STATEMENTS OF EARNINGS

--------------------------------------------------------------------------------
                                      Three Months Ended     Nine Months Ended
                                          October 31,           October 31,
                                   ---------------------------------------------
(Unaudited)                            2001        2000       2001       2000
--------------------------------------------------------------------------------

Net Sales                          $31,631,106  25,230,850 88,306,166 77,876,456
Cost of Sales                       23,654,882  19,014,433 66,059,362 59,350,070
--------------------------------------------------------------------------------

     Gross Profit                    7,976,224   6,216,417 22,246,804 18,526,386
--------------------------------------------------------------------------------

Selling, General and
  Administrative Expenses:
     Salaries and Benefits           4,665,583   3,952,973 13,169,558 11,489,563
     Rent                              310,550     327,075    951,538    922,871
     Depreciation and Amortization     332,255     312,338  1,004,801    946,779
     Other                           1,700,123   1,183,130  4,183,722  3,393,619
--------------------------------------------------------------------------------
     Total Selling, General and
       Administrative Expenses       7,008,511   5,775,516 19,309,619 16,752,832
--------------------------------------------------------------------------------

         Operating Income              967,713     440,901  2,937,185  1,773,554
Interest Expense                       262,469     372,893    895,762  1,129,206
--------------------------------------------------------------------------------

    Earnings Before Income Taxes       705,244      68,008  2,041,423    644,348
Income Taxes                                 0           0          0          0
--------------------------------------------------------------------------------

     Net Earnings                  $   705,244      68,008  2,041,423    644,348
--------------------------------------------------------------------------------
Earnings Per Share
    (basic and diluted)            $      0.10        0.01       0.29       0.09
--------------------------------------------------------------------------------

Weighted Average Number of
     Common Shares Outstanding       7,142,251   7,142,251  7,142,251  7,142,251
--------------------------------------------------------------------------------

     See accompanying notes to Condensed Financial Statements.

                   NATIONAL HOME CENTERS, INC. AND SUBSIDIARY
                       CONDENSED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------
                                                                       Nine Months Ended
                                                                         October 31,
                                                                  -------------------------
(Unaudited)                                                           2001        2000
-------------------------------------------------------------------------------------------
Cash Flows from Operating Activities:
   Net Earnings                                                   $  2,041,423      644,348
   Adjustments to Reconcile Net Earnings to Net Cash
      Provided by (Used in) Operating Activities:
        Depreciation and Amortization                                1,004,801      946,779
        Loss (Gain) on Disposal of Property, Plant and Equipment        20,752      (74,554)
        Increase in Cash Surrender Value of Life Insurance             (35,882)           0
        Changes in Assets and Liabilities:
           Accounts Receivable                                      (5,077,986)     464,430
           Inventories                                                (344,740)   1,191,642
           Other Current Assets                                         34,387       (9,788)
           Accounts Payable                                          1,315,874      408,547
           Accrued Expenses                                            420,762   (1,098,296)
-------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Operating Activities      (620,609)   2,473,108
-------------------------------------------------------------------------------------------
Cash Flows from Investing Activities:
   Additions to Property, Plant and Equipment                       (1,065,406)  (1,060,776)
   Proceeds from Sale of Property, Plant and Equipment                  49,350       80,279
   Decrease (Increase) in Other Assets                                 654,597     (180,075)
-------------------------------------------------------------------------------------------

             Net Cash Used in Investing Activities                    (361,459)  (1,160,572)
-------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
   Proceeds from Long-Term Debt                                      4,653,171    2,187,109
   Repayments of Long-Term Debt                                     (3,692,513)  (3,506,545)
-------------------------------------------------------------------------------------------

             Net Cash Provided by (Used in) Financing Activities       960,658   (1,319,436)
-------------------------------------------------------------------------------------------

Net Decrease in Cash                                                   (21,410)      (6,900)
Cash at Beginning of Period                                             38,928       43,847
-------------------------------------------------------------------------------------------

Cash at End of Period                                             $     17,518       36,947
-------------------------------------------------------------------------------------------
Supplemental Disclosures:
   Interest Paid                                                  $    957,422    1,143,387
   Acquisition of equipment for notes payable                           28,000      400,480
-------------------------------------------------------------------------------------------

See accompanying notes to Condensed Financial Statements.

                   NATIONAL HOME CENTERS, INC. ("THE COMPANY")
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                October 31, 2001

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results of operations for the nine months ended October 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year ending January 31, 2002. For further information, refer to the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K filed with the Commission on April
                   --------------------------
         27, 2001, and Form 10-K/A filed with the Commission on June 1, 2001.

2.       Income Taxes
         ------------

         The Company maintains a valuation allowance as a reserve for deferred tax assets, which include tax benefits attributable to net operating loss (NOL) and other tax credit carryforwards. No income tax provision has been recorded for the nine months ended October 31, 2001 or 2000, as a result of benefits available from the NOL carryforwards. Such realization of NOL carryforwards effectively reduce deferred tax assets, however, offsetting adjustments to the valuation allowance result in no tax provision for the periods presented. It is the Company's policy to review the valuation allowance in the fourth quarter each year and make any necessary adjustments at that time.

ITEM 2
------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
               --------------------------------------------------
                       OPERATIONS AND FINANCIAL CONDITION
                       ----------------------------------

                                     General
                                     -------

National Home Centers, Inc., an Arkansas corporation, ("the Company") is a full line retailer of home improvement products and building materials, with eight locations in Arkansas. The Company serves retail consumers and professional contractors primarily in Arkansas but also in Oklahoma, Missouri and Kansas.

                              Results of Operations
                              ---------------------

Three Months Ended October 31, 2001 and 2000
--------------------------------------------

Net sales for the third quarter of fiscal 2001 increased 25% to $31.6 million, compared to $25.2 million for the third quarter of fiscal 2000. Net income for the third quarter of fiscal 2001 was $705,000 or $0.10 per share, compared with net income for the third quarter of fiscal 2000 of $68,000 or $0.01 per share. EBITDA (earnings before interest, taxes, depreciation and amortization) was $1,300,000 versus $753,000 in the third quarter last year. For the quarter, the Company's revenues consisted of 79% to professional contractors and 21% to retail customers versus 81% and 19%, respectively, in the third quarter of 2000.

Gross profit as a percentage of net sales for the third quarter of fiscal 2001 increased to 25.2% from 24.6% for the same period last year. Gross margins have increased as a result of a combination of improved commodities markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses decreased to 22.1% of net sales for the third quarter of fiscal 2001 compared to 22.9% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases.

Interest expense as a percentage of net sales was 0.8% for the quarter ended October 31, 2001, compared to 1.5% for the same period last year. This decrease results primarily from substantially lower interest rates.

Nine months Ended October 31, 2001 and 2000
-------------------------------------------

Net sales for the nine months ended October 31, 2001 were up 13% to $88.3 million, compared to $77.9 million for the same period of fiscal 2000. Net income for the nine months ended October 31, 2001 was $2,041,000 or $0.29 per share, compared with net income for the same period in 2000 of $644,000 or $0.09 per share. EBITDA was $3,942,000 versus $2,720,000 in the same period last year. For the nine months ended October 31, 2001 and 2000 the Company's revenues consisted of 80% to professional contractors and 20% to retail customers.

Gross profit as a percentage of net sales for the first nine months of fiscal 2001 increased to 25.2% from 23.8% for the same period last year. Gross margins have increased as a result of a combination of improved commodity markets and management's efforts to increase margins in all categories of products.

Selling, general and administrative expenses increased to 21.9% of net sales for the first nine months of fiscal 2001, compared to 21.5% of net sales for the same period last year. Certain expenses were lower as a percentage of net sales for the period compared to last year, while certain others reflect increases. The increase in salaries and benefits reflects the higher costs associated with the tight labor markets in which the Company operates.

Net interest expense as a percentage of net sales was 1.0% for the nine months ended October 31, 2001, compared to 1.5% for the same period last year, primarily due to substantial decreases in interest rates.

                         Liquidity and Capital Resources
                         -------------------------------

The Company's working capital at October 31, 2001 increased to $16.4 million from $12.9 million at January 31, 2001, primarily due to increased accounts receivable resulting from higher sales, partially offset by an increase in accounts payable.

The Company's primary capital needs are to finance operations. During the nine months ended October 31, 2001, operating activities used net cash of $0.6 million. Primary sources of cash from operating activities included approximately $1.7 million from increases in accounts payable and accrued expenses and $3.0 million from net income, adjusted for depreciation and amortization. The primary uses of cash were $5.1 million from increases in accounts receivable and $0.3 million from increases in inventories.

Net cash used by investing activities for the first nine months of fiscal 2001 was approximately $0.4 million. The Company used $1.1 million to purchase equipment, and a decrease in other assets provided $0.7 million. Net cash provided by financing activities during the first nine months of fiscal 2001 totaled approximately $0.9 million, resulting from net proceeds of long-term debt.

The Company has a $25 million revolving line of credit under a loan and security agreement with a financial institution. Borrowing availability under the line of credit is determined based on the Company's accounts receivable and inventory, which also serve to collateralize the agreement. The agreement provides the Company with the option to have interest on all or a portion of the borrowings to be charged at a LIBOR rate plus 2.25%, or alternatively at the Prime Rate plus 0.375%. At October 31, 2001, $11 million of the outstanding balance under the line of credit was based on LIBOR rates, (ranging from 4.79% to 4.89%), while the remaining balance was based on Prime Rate plus 0.375% (5.875% at October 31, 2001). The agreement, which expires in July 2005, also provides for certain financial performance covenants. The Company had additional available borrowing capacity of approximately $5.2 million under the revolving line of credit as of October 31, 2001.

As of October 31, 2001, the Company is generally current with all accounts payable vendors and is utilizing discounts on payments made to vendors that supply inventory to the Company.

                            New Accounting Standards
                            ------------------------

In June 2001 the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets,
              ------------                ------------------------------------
and SFAS No. 143, Accounting for Asset Retirement Obligations.
                  -------------------------------------------

SFAS No. 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16. SFAS 141 requires that all business combinations be accounted for using one method, the purchase method. SFAS No. 141 applies to all business combinations initiated after June 30, 2001. As of October 31, 2001, the Company had no business combinations in process.

SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. As of October 31, 2001, the Company had no goodwill or intangible assets that were subject to the provisions of SFAS No. 142.

SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As of October 31, 2001, the Company had no retirement of long-lived assets that were subject to the provisions of SFAS No. 143.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, (SFAS 144), to be effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. SFAS 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes FASB No. 121 but retains Statement 121's fundamental provisions for (a) recognition/measurement of impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 also supercedes the accounting/reporting provisions of APB Opinion No. 30 for segments of a business to be disposed of but retains APB 30's requirement to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale. Management believes the impact of SFAS 144 will not be significant to the financial statements as reported.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

     The Newman Family, LLC, (the Purchaser), an entity owned and managed by Dwain A. Newman, has commenced a tender offer to purchase all of the outstanding shares of common stock of National Home Centers, Inc. not owned by Mr. Newman at a price of $1.40 per share in cash. The Purchaser mailed formal tender offer documents to the shareholders on November 9th, 2001. On December 10, 2001, Mr. Newman announced that the expiration date for the tender offer had been extended to 5:00 p.m., Central Standard Time on Monday, December 24, 2001, unless further extended. Mr. Newman has indicated that any shares not purchased in the offer will be acquired by the Purchaser for the same price in cash in a second-step merger. After completion of the tender offer and merger, the Company will cease trading on the NASDAQ Small Cap market and will no longer be subject to reporting requirements of the Securities and Exchange Commission.

     The description contained herein is neither an offer to purchase nor a solicitation of an offer to sell shares of National Home Centers, Inc. Dwain A. Newman and The Newman Family, LLC filed a Tender Offer Statement with the SEC on Schedule TO and National Home Centers, Inc. filed a Solicitation/Recommendation Statement with respect to the offer with the SEC on Schedule 14D-9. The Tender Offer Statement (including an Offer to Purchase, a related Letter of Transmittal and other offer documents) and the Solicitation/Recommendation Statement contain important information that should be read carefully before any decision is made with respect to the tender offer.

     The Offer to Purchase, the related Letter of Transmittal and certain other documents, as well as the Solicitation/Recommendation Statement, has been made available to all shareholders of National Home Centers, Inc., at no expense to them. The Tender Offer Statement (including an Offer to Purchase, a related Letter of Transmittal and other offer documents) and the Solicitation/Recommendation Statement is also available at no charge at the SEC's website at www.sec.gov.
                 -----------

Item 6. Exhibits and Reports on Form 8K.

(a)    Exhibits

                                                                 Sequentially
                                                                 ------------
       Exhibits No.       Description of Exhibit                 Numbered Page
       ------------       ----------------------                 -------------

       None

(b)    Reports on Form 8-K.
          Not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 National Home Centers, Inc.

Date:  December 12, 2001         /s/ Dwain A. Newman
                                 --------------------------------
                                 Dwain A. Newman
                                 Chief Executive Officer and
                                 Chairman

Date:  December 12, 2001         /s/ Brent A. Hanby
                                 --------------------------------
                                 Brent A. Hanby
                                 Executive Vice President and
                                 Chief Financial Officer